Form 10-Q/A
period 1993-12-31
AURORA ELECTRONICS INC ET AL
filed 1995-02-07
CIK 319237

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                          ___________________________

                                  FORM 10-Q/A

                                  AMENDMENT #2

          (MARK ONE)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1993

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____.

                       Commission File Number:  0-9725


                                ______________

                           AURORA ELECTRONICS, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                                   75-1539534
- - - --------------------------------------       -----------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


      2030 Main Street, Suite 1120
           Irvine, California                              92714
- - - ----------------------------------------      ----------------------------------
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (714) 660-1232.


________________________________________________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     [x]    No      [ ]


    Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of February 7, 1994.

Title of Each Class of Common Stock                Number Outstanding
- - - -----------------------------------       -----------------------------------
  Common Stock, $0.03 par value                     7,074,524 shares

                                       Page 1 of 10 sequentially numbered pages.
                                                                    No Exhibits.

THIS AMENDMENT #2 AMENDS ITEMS 1 AND 2 OF PART I OF THE FORM 10-Q OF AURORA ELECTRONICS, INC. FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1993.

                                     INDEX

                                                                            PAGE
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
               Consolidated Balance Sheets                                     3
               Consolidated Statements of Operations                           4
               Consolidated Statements of Cash Flows                           5
               Notes to Unaudited Consolidated Financial Statements            6
Item 2.
               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8

Signatures                                                                    10

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                           December 31,   September 30,
                                                                               1993           1993
                                                                           ------------   -------------
                                                                            (Unaudited)
                                                 ASSETS
Current assets:
  Cash and cash equivalents                                                 $  9,103      $ 16,201
  Short - term investments                                                     2,044         2,496
  Trade receivables, less allowance for doubtful
    accounts of $707 and $788, respectively                                    9,564         8,371
  Inventories                                                                  8,374         5,954
  Deferred income taxes                                                        2,410         1,082
  Other current assets                                                           835           907
                                                                            --------      --------
Total current assets                                                          32,330        35,011

Property, plant and equipment, net                                             4,492         4,108
Cost in excess of tangible net assets acquired, net of accumulated
  amortization of $679 and $484, respectively                                 29,439        29,408
Non-compete agreement, net of accumulated
  amortization of $1,000 and $800, respectively                                3,000         3,200
Deferred income taxes                                                          2,901         2,901
Net noncurrent assets of discontinued operations                               1,751         1,701
Other assets                                                                     443           528
                                                                            --------      --------
                                                                            $ 74,356      $ 76,857
                                                                            ========      ========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $  7,974      $  8,229
  Short-term debt and current portion of long-term debt                        2,939         4,777
  Reserve for discontinued operations                                          5,668         5,166
  Accrued acquisition expenses                                                   969         3,725
  Accrued interest                                                               441           720
  Other current liabilities                                                    2,609         1,681
                                                                            --------      --------
Total current liabilities                                                     20,600        24,298

9-1/4% Senior subordinated notes                                               8,326         8,276
7-3/4% Convertible subordinated debentures                                    10,255        10,249
7% Subordinated convertible promissory notes                                   7,379         7,379
                                                                            --------      --------
Total liabilities                                                             46,560        50,202

Commitments and contingencies

Stockholders' equity:
  Common stock, 7,744 shares issued                                              234           232
  Preferred stock, 1,000 authorized, none issued                                   -             -
  Additional paid-in capital                                                  55,378        55,260
  Accumulated deficit                                                        (21,974)      (22,683)
  Foreign currency translation                                                   (22)            -
  Treasury stock, at cost, 632 shares and 661 shares, respectively            (5,820)       (6,154)
                                                                            --------      --------
Total stockholders' equity                                                    27,796        26,655
                                                                            --------      --------
                                                                            $ 74,356      $ 76,857
                                                                            ========      ========

       The accompanying notes are an integral part of these statements.

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                         Three months ended
                                                            December 31,
                                                        ---------------------
                                                          1993         1992
                                                        --------     --------

Net revenues                                            $ 21,248     $ 14,208
Cost of sales                                             17,144       10,974
                                                        --------     --------
Gross profit                                               4,104        3,234
Selling, general and administrative expenses               2,269        1,229
Program development costs                                    233            -
                                                        --------     --------
Operating income                                           1,602        2,005
Interest expense                                            (556)        (478)
Income from investments                                       17          103
Other income, net                                             81           81
                                                        --------     --------
Earnings before provision for income taxes                 1,144        1,710
Provision for income taxes                                   436          589
                                                        --------     --------
Net income                                              $    708     $  1,121
                                                        ========     ========
Earnings per share of common stock:
  Primary                                               $   0.10     $   0.21
                                                        ========     ========
  Fully diluted                                         $   0.11     $   0.18
                                                        ========     ========
Weighted average number of common and
   common equivalent shares:
   Primary                                                 7,338        5,342
                                                        ========     ========
   Fully diluted                                           8,894        7,238
                                                        ========     ========



  The accompanying notes are an integral part of these financial statements.

                 AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                          For the three months ended
                                                                 December 31,
                                                          --------------------------
                                                              1993           1992
                                                          -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $   708        $ 1,121
  Adjustments to reconcile net income to
   net cash flows from operating activities:
   Foreign currency translation                                (22)             -
   Depreciation and amortization                               655            353
   Gain on sale of securities                                  (17)            -
   Gain from investments and unconsolidated affiliates           -          (103)
   Change in assets & liabilities:
    Accounts receivable, inventories and other
      current assets                                        (3,622)       (7,428)
    Accounts payable and accrued liabilities                (1,396)          271
    Accrued interest and income taxes receivable/payable         -         2,412
    Other assets                                                85          (184)
    Deferred income taxes                                        -           591
    Other                                                       55             -
                                                           -------       -------
  Net cash flows from continuing operations                 (3,554)       (2,967)
  Net cash flows from discontinued operations               (1,308)        1,807
                                                           -------       -------
 Net cash flows from operating activities                   (4,862)       (1,160)
                                                           -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment                 (653)         (501)
 Proceeds from sales of marketable securities                  481             -
                                                           -------       -------
 Net cash flows from investing activities                     (172)         (501)
                                                           -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on debt                                                -        (2,103)
 Purchases of treasury stock                                  (225)         (123)
 Repayment of advances under lines of credit                (1,839)            -
 Exercise of stock options                                       -         1,529
                                                           -------       -------
 Net cash flows from financing activities                   (2,064)         (697)
                                                           -------       -------
Net change in cash and cash equivalents                     (7,098)       (2,358)
Cash and cash equivalents at beginning of period            16,201         7,855
                                                           -------       -------
Cash and cash equivalents at end of period                 $ 9,103       $ 5,497
                                                           =======       =======


  The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1993.

         The accompanying unaudited consolidated financial statements include the accounts of Aurora Electronics, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain operating segments that have been sold and segments for which a plan of disposal had been adopted as of September 30, 1992 have been reported as discontinued operations. Investments in affiliated companies are included based upon the equity or cost methods of accounting, as appropriate.

         The Company is restating its financial information to primarily reflect the write-off of previously capitalized costs.


NOTE B.   PURCHASE OF FRS, INC. ("FRS")

          On September 30, 1993, the Company acquired all of the outstanding common stock of FRS, a provider of maintenance and repair services on selected computer peripherals and products. FRS also provides inventory management control services to certain manufacturers of electronic products and third party maintenance organizations. Pursuant to the merger agreement the total consideration paid to the former shareholders of FRS was approximately $5,400,000. The $5,400,000 consideration comprised of cash of approximately $100,000 and 743,859 shares of the Company's common stock.


NOTE C.   EARNINGS PER SHARE OF COMMON STOCK

         Earnings per share of common stock is based upon the weighted average number of common and common equivalent shares outstanding during the periods. Outstanding stock options and warrants are treated under the treasury stock method as common stock equivalents when dilution results from their assumed exercise. The Company's 7-3/4% Convertible Subordinated Debentures due April 15, 2001 and 7% Subordinated Convertible Promissory Notes due September 30, 1997 were not common stock equivalents at the time of issuance and are therefore not included in the calculation of primary earnings per share. Fully diluted earnings per share is computed as if the 7-3/4% Convertible Subordinated Debentures net of income tax effect, applicable to these convertible instruments and the 7% Subordinated

Convertible Promissory Notes were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to these convertible instruments.

NOTE D.   CONTINGENT PURCHASE PRICE CONSIDERATION

         Pursuant to the terms of the purchase agreement for the acquisition of Micro-C Corporation ("Micro-C"), the Company was required to pay certain additional consideration to the sellers of Micro-C based upon Micro-C's operating results and revenue for each year beginning September 30, 1993 for a three-year period. As a result of actual operating results achieved by Micro-C during the year, the Company issued 60,820 shares of common stock on December 31, 1993.

NOTE E.   INVENTORIES

         Inventories at December 31, 1993, and September 30, 1993 include material, labor and overhead and consist of the following (amounts in thousands):

                                     DECEMBER 31, 1993    SEPTEMBER 30, 1993
                                     -----------------    ------------------
Raw materials                               $1,568             $1,355
Work in process                              2,511              2,349
Finished goods and purchased product         4,295              2,250
                                            ------             ------
                                            $8,374             $5,954
                                            ======             ======

NOTE F.   CONCENTRATION OF SUPPLY OF NON-CONFORMING INTEGRATED CIRCUITS ("ICS")

         During the three months ended December 31, 1993, the Company derived approximately 63% of its revenue from material received from one client. This compares to 78% for the three months ended December 31, 1992. Although the Company was able to obtain in total an acceptable supply of materials from its clients, there can be no assurance that the Company will be able to secure a continued supply in the future. If the Company's major client substantially reduces, terminates, suspends, or delays its shipments to the Company in the near term, there could be a substantial negative effect on the Company's business and results of operations.

NOTE G.   COMMITMENTS AND CONTINGENCIES

         In June 1993, complaints were filed by four of the Company's stockholders with the United States District Court for the Central District of California against the Company, and certain of its present and former officers and directors. Each complaint alleges claims under the federal securities law relating to the Company's alleged failure to adequately disclose certain information with respect to the supply of ICs to Micro-C. Each complaint requests that the Court certify a class of plaintiffs consisting of persons who purchased shares of the Company's common stock during a specified period. None of the complaints specify an amount of damages sought. Management believes the Company's disclosures have been full and adequate and intends to vigorously defend against such actions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1993 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1992

         The Company is restating its financial information and results of operations as of December 31, 1993 and for the three months then ended, primarily to reflect the write-off of program development costs previously capitalized. The restatement resulted in net income decreasing $139,000, or 16.4% from previously reported net income of $847,000 to restated net income of $708,000. The restatement resulted in a $.02 per share decrease of primary and fully diluted earnings from a previously reported per share amount of $.12 to a restated per share amount of $.10.

         Net revenues for the three months ended December 31, 1993 were $21,248,000 as compared to $14,208,000 in net revenue for the three months ended December 31, 1992. This increase in revenue was partially due to the addition of the business of FRS of approximately $4,000,000 and the continued growth of the service and product line offerings of the Company, along with the diversification of its client base.

         Gross profit for the three months ended December 31, 1993 was $4,104,000 (19.3% of net revenue) as compared to $3,234,000 in gross profit for the three months ended December 31, 1992 (22.8% of net revenue). The gross profit, as a percentage of revenue, is down from the comparable quarter last year due to a change in the manner of doing business with the Company's largest client towards a more standard distribution type arrangement. This is partially offset by higher margins in the IC recycling product line and the addition of the FRS business.

         Selling, general and administrative expenses for the three months ended December 31, 1993 were $2,269,000, or 10.7% of revenues as compared to $1,229,000 or 8.7% for the comparable 1992 period. The increase of $1,040,000 relates to the investment the Company is making in marketing and selling of its product and services and the inclusion of the FRS selling, general and administrative expenses. Amortization expense, a component of selling, general and administrative expenses, was $386,000, or 1.8% of revenues as compared to $297,000, or 2.1% for the comparable 1992 period. This increase was caused by the increase in intangible assets resulting from the acquisition of FRS.

         Program development costs for the three months ended December 31, 1993 were $233,000, or 1.1% of revenues, as compared to $0 for the comparable 1992 period. The increase is related to developing a new service line to complement the existing business acquired in the FRS acquisition.

         Net interest expense for the three months ended December 31, 1993 was $556,000 or 2.6% of revenues as compared to $478,000, or 3.4% of revenues for the comparable 1992 period. The increase of $78,000 was principally due to additional debt issued in the acquisition of Micro-C during fiscal year 1993.

         Income from investments was $17,000 for the three months ended December 31, 1993 was related to net gains from the sale of marketable securities as compared to $103,000 for the comparable 1992 period.

         Other income for the three months ended December 31, 1993 was $81,000 and is primarily due to interest income earned on the cash invested by the Company.

         Net income for the three months ended December 31, 1993 were $708,000, or 3.3% of revenues, as compared to net income of $1,121,000, or 7.9% for the comparable period in 1992. This decrease in net income is primarily due to a lower gross margin and the Company's investment in a cost structure which it will need to support the future service and product offerings of the Company.


FINANCIAL CONDITION AND LIQUIDITY

         The Company's primary requirements for capital are directly related to its accounts receivable and inventories and investments in property and equipment. The Company's cash and short-term investments decreased $7,550,000 from $18,697,000 to $11,147,000. This decrease is to due primarily to the consolidation of the businesses, the paying off of the FRS line of credit after the acquisition, and the requirement of higher accounts receivable and inventories levels. The Company's working capital was $11,730,000, as of December 31, 1993 as compared to $10,713,000, as of September 30, 1993. The Company has an ongoing program to evaluate possible strategic acquisitions which complement the Company's business. The Company intends to finance any such acquisitions through the use of excess cash, additional indebtedness and issuance of capital stock.

         As of December 31, 1993, the Company held 727,549 shares, or approximately 9%, of the outstanding common stock of Riddell. Based on the current market price of Riddell common stock, the value of these shares is approximately $2,000,000. Subject to certain transfer restrictions set forth under federal and state securities law, the Company intends to dispose of its holdings of Riddell common stock, but there can be no assurance that market conditions will permit such a disposition at acceptable prices.

         The Company believes that cash on hand, cash flows from operations, and its line of credit will be sufficient to meet its working capital requirements for its existing operations. As of December 31, 1993, the Company had no material capital commitments outstanding.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AURORA ELECTRONICS, INC.


February 6, 1995                           By: /s/  John P. Grazer
                                           ----------------------------------
                                           John P. Grazer,
                                           Vice President-Finance and
                                           Administration and Chief Financial
                                           Officer (Principal Accounting and
                                           Financial Officer)