Form 10-Q/A
period 1994-03-31
AURORA ELECTRONICS INC
filed 1995-02-07
CIK 319237

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                          ___________________________

                                  FORM 10-Q/A

                                  AMENDMENT #2

           (MARK ONE)
 [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1994

                  OR

 [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____.

                       Commission File Number:  0-9725


                          AURORA ELECTRONICS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                              75-1539534
  -----------------------------------------             -----------------------------------------
      (State or other jurisdiction of                                (I.R.S. Employer
      incorporation or organization)                                 Identification No.)


      2030 Main Street, Suite 1120
              Irvine, California                                          92714
  -----------------------------------------             -----------------------------------------
   (Address of principal executive offices)                            (Zip Code)

      Registrant's telephone number, including area code:  (714) 660-1232.


- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [x]    No  [ ]


Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of May 10, 1994.

    Title of Each Class of Common Stock                          Number Outstanding
  -----------------------------------------          -----------------------------------------
      Common Stock, $0.03 par value                                7,114,806 shares


                                       Page 1 of 12 sequentially numbered pages.
                                                                    No Exhibits.

THIS AMENDMENT #2 AMENDS ITEMS 1 AND 2 OF PART I OF THE FORM 10-Q OF AURORA ELECTRONICS, INC. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994.

                                     INDEX
                                                                          PAGE
 PART I.        FINANCIAL INFORMATION
 Item 1.        Financial Statements
                Consolidated Balance Sheets                                 3
                Consolidated Statements of Operations                       4
                Consolidated Statements of Cash Flows                       5
                Notes to Unaudited Consolidated Financial Statements        6
 Item 2.
                Management's Discussion and Analysis of Financial           9
                   Condition and Results of Operations
 Signatures                                                                12

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                             March 31,    September 30,
                                                               1994           1993
                                                             ---------    -------------
                                                                   (Unaudited)

                                    ASSETS

Current assets:
 Cash and cash equivalents                                     $  7,948     $ 16,201
 Short-term investments                                           1,583        2,496
 Trade receivables, less allowance for doubtful accounts
  of $737 and $788, respectively                                 16,736        8,371
 Inventories                                                      8,204        5,954
 Deferred income taxes                                            2,496        1,082
 Other current assets                                             1,174          907
                                                               --------      -------
Total current assets                                             38,141       35,011

Property, plant and equipment, net                                6,316        4,108
Cost in excess of tangible net assets acquired, net of
   accumulated amortization of $876 and $484, respectively       62,104       29,408
Non-compete agreement, net of accumulated
 amortization of $1,200 and $800, respectively                    2,800        3,200
Deferred income taxes                                             2,901        2,901
Net noncurrent assets of discontinued operations                  1,745        1,701
Other assets                                                      3,140          528
                                                               --------      -------
Total assets                                                   $117,147      $76,857
                                                               ========      =======


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                 9,332        8,229
 Short-term debt and current portion of long-term debt           15,440        4,777
 Reserve for discontinued operations                              5,773        5,166
 Accrued acquisition expenses                                     2,446        3,725
 Accrued interest                                                   865          720
 Other current liabilities                                        2,363        1,681
                                                                -------      -------
Total current liabilities                                        36,219       24,298
                                                                -------      -------
Long -term debt  (See note H)                                    21,687            -
9-1/4% Senior subordinated notes                                  8,377        8,276
7-3/4% Convertible subordinated debentures                       10,261       10,249
7% Subordinated convertible promissory notes                      7,379        7,379
                                                                -------      -------
Total liabilities                                                83,923       50,202
                                                                -------      -------
Commitments and contingencies

Stockholders' equity:
 Common stock, 8,000 and 7,744 shares issued, respectively          242          232
 Preferred stock, 1,000 authorized, none issued                       -            -
 Additional paid-in capital                                      60,031       55,260
 Accumulated deficit                                            (21,207)     (22,683)
 Foreign currency translation                                       (22)           -
 Treasury stock, at cost, 632 shares and 661 shares,
    respectively                                                (5,820)      (6,154)
                                                               --------      -------
Total stockholders' equity                                       33,224       26,655
                                                               --------      -------
Total liabilities and stockholders' equity                     $117,147      $76,857
                                                               ========      =======

       The accompanying notes are an integral part of these statements.

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                 (UNAUDITED)

                                         Three months ended       Six months ended
                                             March 31,                 March 31,
                                        -------------------     ------------------
                                          1994        1993        1994        1993
                                        -------     -------     -------     -------
Net revenues                            $31,002     $15,201     $52,250     $29,409
Cost of sales                            24,581      11,426      41,725      22,400
                                        -------     -------     -------     -------
Gross profit                              6,421       3,775      10,525       7,009
Selling, general and administrative
  expenses                                4,122       1,437       6,391       2,666
Program development costs                   398           -         631           -
                                        -------     -------     -------     -------
Operating income                          1,901       2,338       3,503       4,343
Interest expense                           (761)       (470)     (1,317)       (870)
Income from investments                       -         (60)         17          42
Other income, net                            57         301         138         304
                                        -------     -------     -------     -------
Earnings before provision for income
   taxes                                  1,197       2,109       2,341       3,819
Provision for income taxes                  406         769         842       1,358
                                        -------     -------     -------     -------
Net income                                  791       1,340       1,499       2,461
                                        =======     =======     =======     =======
Earnings per share of common stock:
 Primary                                $  0.11     $  0.22     $  0.20     $  0.44
                                        =======     =======     =======     =======
Weighted average number of common and
 common equivalent shares:
 Primary                                  7,414       5,983       7,376       5,621
                                        =======     =======     =======     =======


  The accompanying notes are an integral part of these financial statements.

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                            For the six months ended
                                                                   March 31,
                                                            ------------------------
                                                               1994        1993
                                                            --------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $ 1,499     $ 2,461
  Adjustments to reconcile net income to
   net cash flows from operating activities:
   Foreign currency translation                                  (22)          -
   Depreciation and amortization                               1,406         682
   Gain on sale of securities                                    (17)          -
   Gain from investments and unconsolidated affiliates             -         (43)
   Change in assets & liabilities, net of acquisition:
    Accounts receivable, inventories and other current
      assets                                                  (2,151)     (2,196)
    Accounts payable and accrued liabilities                  (4,127)     (3,808)
    Accrued interest and income taxes receivable/payable           -       1,787
    Other assets                                                  87      (4,133)
    Deferred income taxes                                     (1,229)      1,110
    Other                                                         89           -
                                                             -------     -------
  Net cash flows from continuing operations                   (4,465)     (4,140)
  Net cash flows from discontinued operations                    402       1,397
                                                             -------     -------
 Net cash flows from operating activities                     (4,063)     (2,743)
                                                             -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment                 (1,991)       (763)
 Proceeds from sales of marketable securities                    481       3,144
                                                             -------     -------
 Net cash flows from investing activities                     (1,510)      2,381
                                                             -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on debt                                                  -      (2,054)
 Exercise of stock options                                         -       1,842
 Exercise of common stock purchase warrants                        -       9,463
 Purchases of treasury stock                                    (225)       (123)
 Repayment of advances under lines of credit                  (2,455)          -
                                                             -------     -------
 Net cash flows from financing activities                     (2,680)      9,128
                                                             -------     -------
Net change in cash and cash equivalents                       (8,253)      8,766
Cash and cash equivalents at beginning of period              16,201       7,855
                                                             -------     -------
Cash and cash equivalents at end of period                   $ 7,948     $16,621
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


NOTE B.   PURCHASE OF CENTURY COMPUTER MARKETING ("CENTURY")

          Effective March 1, 1994, the Company acquired substantially all of the assets and liabilities of Century Computer Marketing. Century is a distributor of new and refurbished spare parts to the computer maintenance market, supporting the products of over 500 manufacturers. Pursuant to the terms of the Asset Purchase Agreement the total consideration paid to Century was approximately $29 million in cash and $4.7 million in common stock of the Company. The Company financed the acquisition of Century with proceeds from a new five year $25 million bank term loan facility and internally generated cash.

          The acquisition was accounted for under the purchase method and therefore the results of operations of Century were included in the Company's Consolidated Financial Statements beginning March 1, 1994.

          The unaudited pro forma results of operation of the Company for the three months and the six months ended March 31, 1994, respectively (in thousands, except per share amounts) assuming the above acquisition had occurred at the beginning of each period, are summarized below:

                                       Three months ended      Six months ended
                                         March 31, 1994         March 31, 1994
                                       -------------------     ---------------
                                          (Unaudited)           (Unaudited)
Net revenues                                $37,995               $69,926
Net income                                      982                 1,954
Earnings per share of common stock
    Primary                                   $0.12                 $0.25
    Fully diluted                             $0.13                 $0.25


NOTE C.   EARNINGS PER SHARE OF COMMON STOCK

         Earnings per share of common stock is based upon the weighted average number of common and common equivalent shares outstanding during the periods. Outstanding stock options and warrants are treated under the treasury stock method as common stock equivalents when dilution results from their assumed exercise. The Company's 7-3/4% Convertible Subordinated Debentures due April 15, 2001 and 7% Subordinated Convertible Promissory Notes due September 30, 1997 were not common stock equivalents at the time of issuance and are therefore not included in the calculation of primary earnings per share. Fully diluted earnings per share is computed as if the 7-3/4% Convertible Subordinated Debentures and the 7% Subordinated Convertible Promissory Notes were converted into common stock at the beginning of the period after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to these convertible instruments.


NOTE D.   CONTINGENT PURCHASE PRICE CONSIDERATION

         Pursuant to the terms of the purchase agreement for the acquisition of Micro-C Corporation ("Micro-C"), the Company was required to pay certain additional consideration based upon Micro-C's operating results and revenue for each year beginning September 30, 1993 for a three-year period. As a result of actual operating results achieved by Micro-C during the year, the Company issued 60,820 shares of common stock on December 31, 1993.


NOTE E.   INVENTORIES

         Inventories at March 31, 1994, and September 30, 1993 include material, labor and overhead and consist of the following (amounts in thousands):

                                           MARCH 31, 1994     SEPTEMBER 30, 1993
                                           --------------     ------------------
Raw materials                                  $1,333               $1,355
Work in process                                   934                2,349
Finished goods and purchased product            5,937                2,250
                                               ------              -------
                                               $8,204               $5,954
                                               ======               ======

NOTE F.   CONCENTRATION OF SUPPLY

         During the three and six months ended March 31, 1994, the Company derived approximately 55% of its revenue from material received from one client. This compares to 66% and 72% for the three and six months ended March 31, 1993. Although the Company was able to obtain in total, an acceptable supply of materials from its clients, there can be no assurance that the Company will be able to secure a continued supply in the future. If the Company's major client substantially reduces, terminates, suspends, or delays its shipments to the Company in the near term, there could be a substantial negative effect on the Company's business and results of operations.


NOTE G.   COMMITMENTS AND CONTINGENCIES

         In June 1993, complaints were filed by four of the Company's shareholders with the United States District Court for the Central District of California against the Company, and certain of its present and former officers and directors. Each complaint alleges claims under the federal securities law relating to the Company's alleged failure to adequately disclose certain information with respect to the supply of ICs to Micro-C. Each complaint requests that the Court certify a class of plaintiffs consisting of persons who purchased shares of the Company's common stock during a specified period. None of the complaints specify an amount of damages sought. Management believes the Company's disclosures have been full and adequate and intends to vigorously defend against such actions.


NOTE H.   SUBSEQUENT EVENT

         The Company entered into a $40,000,000 Senior Secured Financing facility on May 12, 1994. This facility was comprised of the $25,000,000 term loan to finance the acquisition of Century, a $10,000,000 replacement for the Company's existing revolving line of credit, and a $5,000,000 senior refinancing facility for the retirement of the 9 1/4 % Subordinated Debt on scheduled maturity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1994 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1993

         The Company is restating its financial information and results of operations as of March 31, 1994 and for the three months and six months then ended, primarily to reflect the write-off of program development costs previously capitalized. The restatement resulted in net income decreasing $257,000, or 24.5% and $396,000, or 20.9% for the three and six months ended March 31, 1994, respectively, from a previously reported net income of $1,048,000 and $1,895,000 for the same comparable period. The restatement resulted in a primary earnings per share decrease of $.03 and $.06 per share for the three and six months ended March 31, 1994, respectively.

         Net revenues for the three months ended March 31, 1994 were $31,002,000 as compared to $15,201,000 in net revenue for the three months ended March 31, 1993. This increase in revenue was partially due to the addition of the business of FRS of approximately $5,782,000, the acquisition of Century of approximately $4,865,000 and the continued growth of the service and product line offerings of the Company, along with the diversification of its client base.

         Gross profit for the three months ended March 31, 1994 was $6,421,000 (20.7% of net revenue) as compared to $3,775,000 in gross profit for the three months ended March 31, 1993 (24.8% of net revenue). Gross profit is up as compared to the same period last year due to the additions of the FRS and Century businesses, and the growth in the service and product line offerings of the Company. Gross profit, as a percentage of revenue, is down from the comparable quarter last year due to a change in the manner of doing business with the Company's largest client towards a more standard distribution type arrangement. This is partially offset by higher margins in the IC recycling product line and the addition of the FRS and Century businesses.

         Selling, general and administrative expenses for the three months ended March 31, 1994 were $4,122,000, or 13.3% of revenues, as compared to $1,437,000, or 9.5% for the comparable 1993 period. The increase of $2,685,000 relates to the investment made by the Company in marketing and selling its expanded service and product line offerings and the inclusion of the FRS and Century selling, general and administrative expenses. Amortization expense, a component of selling, general and administrative expenses, was $459,000, or 1.5% of revenues, as compared to $312,000, or 2.1% for the comparable 1993 period. This increase was caused by the increase in intangible assets resulting from the acquisitions of FRS and Century.

         Program development costs for the three months ended March 31, 1994 were $398,000, or 1.3% of revenues, as compared to $0 for the comparable 1993 period. The increase is related to developing a new service line to complement the existing business acquired in the FRS acquisition.

         Net interest expense for the three months ended March 31, 1994 was $761,000, or 2.5% of revenues, as compared to $470,000, or 3.1% of revenues for the comparable 1993 period. The increase of $291,000 was principally due to additional debt issued in the acquisition of Century and the interest expense related to the working capital facilities.

         Other income for the three months ended March 31, 1994 was $57,000 and is primarily due to interest income earned on the cash invested by the Company. For the three months ended March 31, 1993 other income included a one-time insurance settlement of approximately $300,000.

         Net income for the three months ended March 31, 1994 was $791,000, or 2.6% of revenues, as compared to net income of $1,340,000, or 8.8% for the comparable period in 1993. This decrease in net income is primarily due to higher amortization and interest expense carried by the Company and the one-time insurance settlement received in the comparable quarter in 1993.

SIX MONTHS ENDED MARCH 31, 1994 AS COMPARED TO THE SIX MONTHS ENDED
MARCH 31, 1993

         Net revenues for the six months ended March 31, 1994 were $52,250,000 as compared to $29,409,000 in net revenue for the six months ended March 31, 1993. This increase in revenue was due to the addition of the business of FRS of approximately $10,112,000, and the acquisition of Century of approximately $4,865,000, and the continued growth of the service and product line offerings of the Company, along with the diversification of its client base.

         Gross profit for the six months ended March 31, 1994 was $10,525,000 (20.1% of net revenue) as compared to $7,009,000 in gross profit for the six months ended March 31, 1993 (23.8% of net revenue). Gross profit is up as compared to the same period last year due to the additions of the FRS and the Century businesses and the growth in the service and product line offerings of the Company. Gross profit, as a percentage of revenue, is down from the comparable period last year due to a change in the manner of doing business with the Company's largest client towards a more standard distribution type arrangement. This is partially offset by higher margins in the IC recycling product line and the addition of the FRS and Century businesses.

         Selling, general and administrative expenses for the six months ended March 31, 1994 were $6,391,000, or 12.2% of revenues, as compared to $2,666,000, or 9.1% for the comparable 1993 period. The increase of $3,725,000 relates to the inclusion of the FRS and Century selling, general and administrative expenses. Amortization expense, a component of selling, general and administrative expenses, was $845,000, or 1.6% of revenue, as compared to $609,000, or 2.1% for the comparable 1993 period. This increase was caused by the increase in intangible assets resulting from the acquisitions of FRS and Century.

         Program development costs for the six months ended March 31, 1994 were $631,000, or 1.2% of revenues, as compared to $0 for the comparable 1993 period. The increase is related to developing a new service line to complement the existing business acquired in the FRS acquisition.

         Net interest expense for the six months ended March 31, 1994 was $1,317,000, or 2.5% of revenues, as compared to $870,000, or 3% for the comparable 1993 period. The increase of $456,000 in net interest expense was principally due to the additional debt issued in the acquisition of Century and the interest expense related to the working capital facilities.

         Income from investments of $17,000 for the six months ended March 31, 1994 was related to net gains from the sale of marketable securities as compared to $42,000 for the comparable 1993 period.

         Other income, net of $138,000 for the six months ended March 31, 1994 is due to interest income earned on the cash invested by the Company. The comparable 1993 period includes the one-time insurance settlement of approximately $300,000.

         Net income for the six months ended March 31, 1994 was $1,499,000, or 2.9% of net revenue, as compared to $2,461,000, or 8.4% of net revenue for the comparable period in 1993. This decrease in net income is primarily due to the higher amortization and interest expense carried by the Company and the one-time insurance settlement in the 1993 period.


FINANCIAL CONDITION AND LIQUIDITY

         The Company's primary requirements for capital are directly related to its accounts receivable, inventories, and investment in property and equipment. During the six months ended March 31, 1994, the Company's cash and cash equivalents and short-term investments decreased $9,166,000, from $18,697,000 to $9,531,000. This decrease was primarily due to net cash generated from operating activities ($4,063,000), investments made in property, plant and equipment ($1,991,000), and net cash used for financing activities ($2,680,000 including repayment of the FRS line of credit and the repurchase of the Company's common stock). In addition to $9,531,000 in cash and cash equivalents and short- term investments at March 31, 1994, the Company had available $5,550,000 under its revolving line of credit.

         As of March 31, 1994 the Company held 573,000 shares, or approximately 7%, of the outstanding common stock of Riddell. Based on the current market price of Riddell common stock, the value of these shares is approximately $1,800,000. Subject to certain transfer restrictions set forth under federal and state securities law, the Company intends to dispose of its holdings of Riddell common stock, but there can be no assurance that market conditions will permit such a disposition at acceptable prices.

         The Company believes that cash on hand, cash flows from operations, and its availability under the revolving line of credit will be sufficient to meet its working capital requirements for its existing operations. As of March 31, 1994, other than the completion of the Century acquisition, the Company had no material capital commitments outstanding.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AURORA ELECTRONICS, INC.

February 6, 1995                           By: /s/ John P. Grazer
                                           --------------------------------
                                           John P. Grazer,
                                           Vice President-Finance and
                                           Administration and Chief Financial
                                           Officer (Principal Accounting
                                           and Financial Officer)