Form 10-Q/A
period 1994-06-30
AURORA ELECTRONICS INC
filed 1995-02-07
CIK 319237

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                          ___________________________

                                  FORM 10-Q/A

                                  AMENDMENT #2

           (MARK ONE)
               [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                        Commission File Number:  0-9725


                             AURORA ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                  75-1539534
- ---------------------------------------        --------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

      2030 Main Street, Suite 1120
          Irvine, California                                 92714
- -----------------------------------------      --------------------------------
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (714) 660-1232.

        __________________________________________________________
          (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes     [x]    No      [ ]


    Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of August 8, 1994.

Title of Each Class of Common Stock         Number Outstanding
- -----------------------------------     --------------------------
  Common Stock, $0.03 par value              7,381,686 shares

                                    Page 1 of 12 sequentially numbered pages.
                                                                 No Exhibits.

THIS AMENDMENT #2 AMENDS ITEMS 1 AND 2 OF PART I OF THE FORM 10-Q OF AURORA ELECTRONICS, INC. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994.

                                     INDEX

PART I.    FINANCIAL INFORMATION                                   PAGE
Item 1.    Financial Statements
           Consolidated Balance Sheets                              3
           Consolidated Statements of Operations                    4
           Consolidated Statements of Cash Flows                    5
           Notes to Unaudited Consolidated Financial Statements     6

Item 2.    Management's Discussion and Analysis of Financial        9
           Condition and Results of Operations                     10

Signatures                                                         12

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                                                  June 30,    September 30,
                                                                                                    1994           1993
                                                                                                 ---------    -------------
                                                                ASSETS
   Current assets:
        Cash and cash equivalents                                                                $    584      $ 16,201
          Short - term investments                                                                  1,416         2,496
          Trade receivables, less allowance for doubtful accounts
            of $971 and $788, respectively                                                         18,176         8,371
          Inventories                                                                              10,298         5,954
          Deferred income taxes                                                                     3,546         1,082
          Other current assets                                                                      1,438           907
                                                                                                 --------       -------
         Total current assets                                                                      35,458        35,011

   Property, plant and equipment, net                                                               6,516         4,108
   Cost in excess of tangible net assets acquired, net of accumulated
          amortization of $1,396 and $484, respectively                                            59,775        29,408
   Non-compete agreement, net of accumulated
          amortization of $1,400 and $800, respectively                                             2,600         3,200
   Deferred income taxes                                                                            2,901         2,901
   Net noncurrent assets of discontinued operations                                                 1,767         1,701
   Other assets                                                                                     2,653           528
                                                                                                 --------       -------
  Total assets                                                                                   $111,670       $76,857
                                                                                                 ========       =======


                                              LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
          Accounts payable                                                                       $ 10,512       $ 8,229
          Short-term debt and current portion of long-term debt                                    11,330         4,777
          Reserve for discontinued operations                                                       4,979         5,166
          Preacquisition contingencies                                                              1,650         3,725
          Accrued interest                                                                            436           720
          Other current liabilities                                                                 1,706         1,681
                                                                                                 --------       -------
   Total current liabilities                                                                       30,613        24,298

   Long - term debt                                                                                20,717             -
   9-1/4% Senior subordinated notes                                                                 8,430         8,276
   7-3/4% Convertible subordinated debentures                                                      10,267        10,249
   7% Subordinated convertible promissory notes                                                     7,379         7,379
                                                                                                 --------       -------
   Total liabilities                                                                               77,406        50,202

   Commitments and contingencies

   Stockholders' equity:
          Common stock, 8,000 and 7,744 shares issued, respectively                                   242           232
          Preferred stock, 1,000 shares authorized, none issued                                         -             -
          Additional paid-in capital                                                               60,031        55,260
          Accumulated deficit                                                                     (20,159)      (22,683)
          Foreign currency translation                                                                (30)            -
          Treasury stock, at cost, 632 shares and 661 shares, respectively                         (5,820)       (6,154)
   Total stockholders' equity                                                                      34,264        26,655
                                                                                                 --------       -------
   Total liabilities and stockholders' equity                                                    $111,670       $76,857
                                                                                                 ========       =======

       The accompanying notes are an integral part of these statements.

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                 (UNAUDITED)

                                                         Three months ended          Six months ended
                                                              June 30,                   March 31,
                                                     ------------------------     ------------------------
                                                         1994         1993          1994           1993
                                                     -----------   ----------     ----------     ---------
Net revenues                                            $ 35,744    $  9,960       $ 87,994      $ 39,369
Cost of sales                                             26,972       8,609         68,697        31,010
                                                        --------    --------       --------      --------
Gross profit                                               8,772       1,351         19,297         8,359
Selling, general and administrative expenses               6,078       1,602         12,469         4,267
Program development costs                                    294           -            925             -
                                                         -------     -------       --------       -------
Operating income (loss)                                    2,400        (251)         5,903         4,092
Interest expense                                          (1,178)       (498)        (2,495)       (1,369)
Income from investments                                        -          12             17            55
Other income, net                                             53          54            191           357
                                                         -------     -------       --------       -------
Income (loss) before provision (benefit)
  for income taxes                                         1,275        (683)          3,616        3,135
Provision (benefit) for income taxes                         228        (204)          1,070        1,153
Gain from discontinued operations, net of
  income taxes                                                 -         500               -          500
                                                         -------     -------        --------      -------
Net income                                               $ 1,047     $    21        $  2,546      $ 2,482
                                                         =======     =======        ========      =======

Net income per share of common stock
  Primary                                                $  0.13     $  0.00         $  0.34      $  0.41
                                                         =======     =======         =======      =======
Weighted average number of common and
  common equivalent shares:
  Primary                                                  7,976       6,829           7,576        6,030
                                                         =======     =======         =======      =======


     The accompanying notes are an integral part of these financial statements.

                                                                          For the nine months ended
                                                                                   June 30,
                                                                          -------------------------
                                                                            1994          1993
                                                                          ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  2,546     $ 2,482
     Adjustments to reconcile net income to
       net cash flows from operating activities:
       Foreign currency translation                                             (30)          -
       Depreciation and amortization                                          2,566       1,039
       Noncash stock bonus to employees                                                     592
       Gain on sale of securities                                               (17)          -
       Gain from investments and unconsolidated affiliates                        -         (55)
     Change in assets & liabilities, net of acquisition:
       Accounts receivable, inventories and other current assets             (5,999)     (6,584)
       Accounts payable and accrued liabilities                              (3,464)     (5,520)
       Accrued interest and income taxes receivable/payable                    (248)      1,288
       Other assets                                                             574      (3,723)
       Deferred income taxes                                                     94       1,197
                                                                           --------      -------
   Net cash flows from continuing operations                                 (3,978)     (9,284)
   Net cash flows from discontinued operations                                  547       1,685
                                                                          ---------     -------
   Net cash flows from operating activities                                  (3,431)     (7,599)
                                                                          ---------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                              (2,528)     (1,771)
   Proceeds from sales of marketable securities                                 481       2,840
   Acquisition of marketable securities                                     (11,032)          -
                                                                          ---------     -------
   Net cash flows from investing activities                                 (13,079)      1,069
                                                                          ---------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt                                                          (1,111)     (2,018)
   Exercise of stock options                                                     -        1,854
   Exercise of common stock purchase warrants                                    -        9,464
   Purchases of treasury stock                                                 (225)       (123)
   Payment under lines of credit                                              2,229           -
                                                                           --------     -------
   Net cash flows from financing activities                                     893       9,177
                                                                           --------     -------
   Net change in cash and cash equivalents                                  (15,617)      2,647
   Cash and cash equivalents at beginning of period                          16,201       7,855
                                                                           --------     -------
   Cash and cash equivalents at end of period                              $    584     $10,502
                                                                           ========     =======



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

         The accompanying unaudited consolidated financial statements include the accounts of Aurora Electronics, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain operating segments that have been sold and segments for which a plan of disposal had been adopted as of September 30, 1992 have been reported as discontinued operations. In the opinion of management, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1994 and the results of operations and cash flows for the periods shown. Operating results for the interim periods ending June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending September 30,1994.

         The Company is restating its financial information, primarily to reflect the write-off of previously capitalized costs.

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

          The acquisition was accounted for under the purchase method and therefore the results of operations of Century were included in the Company's Consolidated Financial Statements beginning March 1, 1994. The Company has made an estimate at this time of the Century purchase price allocation and is in the process of conducting a more comprehensive evaluation of the fair value of tangible assets, liabilities and pre-acquisition contingencies. Therefore, the Company believes it is premature to close the purchase price allocation period for the Century acquisition, but anticipates that such purchase price allocation period will be closed as of September 30, 1994, the close of the Company's fiscal accounting period.

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


NOTE E.   INVENTORIES

         Inventories at June 30, 1994 and September 30, 1993 include material, labor and overhead and consist of the following (amounts in thousands):

                               JUNE 30,                SEPTEMBER 30,
                                 1994                      1993
                            -------------              -------------
Raw materials                   $1,419                     $1,355
Work in process                  3,416                      2,349
Finished goods                   5,463                      2,250
                                -------                   -------
                                $10,298                    $5,954
                                =======                   =======


NOTE F.   CONCENTRATION OF SUPPLY

         During the three and nine months ended June 30, 1994, the Company derived approximately 31% and 43%, respectively, of its revenue from material received from one client. On a pro forma basis, had Century been part of the Company for the nine months ended June 30, 1994, concentration would have been approximately 35.6%. This compares to 24% and 62%, respectively for the three and nine months ended June 30, 1993. Although the Company was able to obtain in total, an acceptable supply of materials from its clients, there can be no assurance that the Company will be able to secure a continued supply in the future. If the Company's major client substantially reduces, terminates, suspends, or delays its shipments to the Company, there could be a substantial negative effect on the Company's business and results of operations.

NOTE G.  COMMITMENTS AND CONTINGENCIES

         In June 1993, complaints were filed by four of the Company's shareholders with the United States District Court for the Central District of California against the Company, and certain of its present and former officers and directors. In December 1993, the Court certified a class of plaintiffs and consolidated the complaints. The consolidated class action complaint asserts violations of Section 10(b) and Rule 10b-5 promulgated under the Securities Exchange Act of 1934 by all the defendants and Section 20(a) promulgated under the Securities Exchange Act of 1934 by the individual defendants. The consolidated class action complaint relates to the Company's alleged failure to adequately disclose certain information with respect to the supply of integrated circuits (IC) to Micro-C (including the temporary suspension of shipments by its principal suppliers in the Spring of 1993). The consolidated class action complaint does not specify an amount of damages sought. Management believes the Company's disclosures have been full and adequate and intends to vigorously defend against such action.


NOTE H.  GOODWILL

         The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected non-discounted future cash flows over the remaining amortization period. If projected future cash flows indicate that unamortized goodwill will not be recovered, an adjustment is made to reduce the net goodwill to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1994 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1993

         The Company is restating its financial information and results of operations as of June 30, 1994 and for the three and nine months then ended, primarily to reflect the write-off of program development costs previously capitalized. The restatement resulted in net income decreasing $233,000, or 18.2% and $629,000, or 19.8% for the three and nine months ended June 30, 1994, respectively, from a previously reported net income of $1,280,000 and $3,175,000 for the same comparable period. The restatement resulted in a primary earnings per share decrease of $.03 and $.08 per share for the three and nine months ended June 30, 1994, respectively.

         Net revenues for the three months ended June 30, 1994 were $35,744,000 as compared to $9,960,000 in net revenues for the three months ended June 30, 1993. This increase in revenue was primarily due to the addition of the businesses of Century and FRS of approximately $15,545,000 and the continued growth of the service and product line offerings of the Company. The net revenues for the three months ended June 30, 1993 were at lower levels due to the Company's major client substantially reducing and delaying shipments during that period.

         Gross profit for the three months ended June 30, 1994 was $8,772,000, or 24.5% of net revenues, as compared to $1,351,000, or 13.6% of net revenues, in gross profit for the three months ended June 30, 1993. Gross profit is up as compared to the same period last year due to the growth in the core business and the additions of the Century and FRS businesses. The 1994 gross profit increase also reflects the higher margins of the Century business and improvement made in the IC recycling and consumer grade IC product lines.

         Selling, general and administrative expenses for the three months ended June 30, 1994 were $6,078,000, or 17.0% of net revenues, as compared to $1,602,000, or 16.1% of net revenues, for the comparable 1993 period. The increase of $4,476,000 relates to the investment made by the Company in marketing and selling its expanded service and product line offerings and the inclusion of the Century and FRS selling, general and administrative expenses. Amortization expense, a component of selling, general and administrative expenses, was $622,000, or 1.7% of net revenues, as compared to $336,000, or 3.4% of net revenues, for the comparable 1993 period. This increase was caused by the increase in intangible assets resulting from the acquisitions of Century and FRS.

         Program development costs for the three months ended June 30, 1994 were $294,000, or .8% of revenues, as compared to $0 for the comparable 1993 period. The increase is related to developing a new service line to complement the existing business acquired in the FRS acquisition.

         Net interest expense for the three months ended June 30, 1994 was $1,178,000, or 3.3% of net revenues, as compared to $498,000, or 5% of net revenues, for the comparable 1993 period. The increase of $680,000 was principally due to additional debt issued in the acquisition of Century and the interest expense related to greater use of the working capital facilities to support higher sales.

         Other income for the three months ended June 30, 1994 was $53,000 and is primarily due to interest income earned on the cash invested by the Company. This compares to $54,000 for the comparable 1993 period.

         Net income for the three months ended June 30, 1994 was $1,047,000, or 2.9% of net revenues, as compared to net income of $21,000, or 0.2% of net revenues, for the comparable period in 1993.


NINE MONTHS ENDED JUNE 30, 1994 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30,
1993

         Net revenues for the nine months ended June 30, 1994 were $87,994,000 as compared to $39,369,000 in net revenues for the nine months ended June 30, 1993. This increase in revenue was due to the addition of the business of Century and FRS of approximately $30,522,000 and the continued growth of the service and product line offerings of the Company. The net revenues for the nine months ended June 30, 1993 were at lower levels due to the Company's major client substantially reducing and delaying shipments during the third quarter of fiscal year 1993.

         Gross profit for the nine months ended June 30, 1994 was $19,297,000, or 21.9% of net revenues, as compared to $8,359,000, or 21.2% of net revenues, in gross profit for the nine months ended June 30, 1993. Gross profit is up as compared to the same period last year due to the additions of the Century and FRS businesses and the improvement in margin performance in the IC recycling product line.

         Selling, general and administrative expenses for the nine months ended June 30, 1994 were $12,469,000, or 14.2% of net revenues, as compared to $4,267,000, or 10.8% of net revenues, for the comparable 1993 period. The increase of $8,202,000 relates to the inclusion of the Century and FRS selling, general and administrative expenses, and investments made by the Company to support expanded service and product line offerings. Amortization expense, a component of selling, general and administrative expenses, was $1,462,000, or 1.7% of revenue, as compared to $942,000, or 2.4% of revenue, for the comparable 1993 period. This increase was caused by the intangible assets resulting from the acquisitions of Century and FRS.

         Program development costs for the nine months ended June 30, 1994 were $925,000, or 1.1% of revenues, as compared to $0 for the comparable 1993 period. The increase is related to developing a new service line to complement the existing business acquired in the FRS acquisition.

         Net interest expense for the nine months ended June 30, 1994 was $2,495,000, or 2.8% of net revenues, as compared to $1,369,000, or 3.5% of net revenues, for the comparable 1993 period. The increase of $1,126,000 in net interest expense was principally due to the additional debt issued in the acquisition of Century and the interest expense related to the working capital facilities.

         Other income, net of $191,000 for the nine months ended June 30, 1994 is due to interest income earned on the cash invested by the Company. The comparable 1993 period includes the one-time insurance settlement of approximately $300,000.

         Net income for the nine months ended June 30, 1994 was $2,546,000, or 2.9% of net revenues, as compared to $2,482,000, or 6.3% of net revenues, for the comparable period in 1993. The increase in net income is due to the improvement in gross margins partially offset by the increase in operating expenses.


FINANCIAL CONDITION AND LIQUIDITY

         The Company's primary requirements for capital are directly related to its accounts receivable, inventory levels and improvements to its property and equipment, as well as costs resulting from the consolidation of its businesses. The Company's working capital was $4,845,000, as of June 30, 1994, compared to $10,713,000, as of September 30, 1993. The Company has financed acquisitions to date using internally generated cash, additional indebtedness and issuance of common stock.

         On May 12, 1994, the Company obtained a new $10,000,000 revolving line of credit. The revolving line of credit is collateralized by substantially all the Company's assets and is all due and payable March 31, 1997. The line of credit may be borrowed in $250,000 increments and is subject to borrowing base calculations set forth in the loan agreement. The credit facilities bear an interest rate of prime plus 1% or LIBOR plus 2.5%. As of June 30, 1994, the Company had borrowed $6,748,000 under the credit facilities.

         As of June 30, 1994, the Company held 563,000 shares, or approximately 7%, of the outstanding common stock of Riddell. Based on the current market price of Riddell common stock, the value of these shares is approximately $1,500,000. The Company intends to dispose of its holdings of Riddell common stock, but there can be no assurance that market conditions will permit such a disposition at acceptable prices.

         The Company believes that cash on hand, cash flows from operations, and funds available under its credit facilities will be sufficient to meet its working capital requirements for the foreseeable future. As of June 30, 1994, the Company had no material capital commitments outstanding.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AURORA ELECTRONICS, INC.


February 6, 1995                 By:   /s/ John P. Grazer
                                       -----------------------------------------
                                       John P. Grazer,
                                       Vice President-Finance and Administration
                                       and Chief Financial Officer (Principal
                                       Accounting and Financial Officer)