Form 10-K/A
period 1994-09-30
AURORA ELECTRONICS INC
filed 1995-02-07
CIK 319237

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                             --------------------

                                  FORM 10-K/A

                                  AMENDMENT #1

           [x] ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM  ___ TO ____

                            --------------------

                         COMMISSION FILE NUMBER 0-9725

                            AURORA ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                            75-1539534
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization            Identification No.)

            2030 MAIN STREET, SUITE 1120, IRVINE, CALIFORNIA 92714
               (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code:  (714) 660-1232

          Securities registered pursuant to Section 12(b) of the Act:


          Title of each class                      Name of each exchange on which registered:
          -------------------                      ------------------------------------------
     Common Stock, $.03 Par Value                           American Stock Exchange
9 1/4% Senior Subordinated Notes, Due 1996                  American Stock Exchange
          Series A and Series B
     7 3/4% Convertible Subordinated                        American Stock Exchange
          Debentures, Due 2001

       Securities registered pursuant to Section 12(g) of the Act:  NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [x]         No  [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by non-affiliates of the registrant on December 30, 1994 based on the closing price of the Common Stock on the American Stock Exchange was approximately $34,211,000.

    Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of December 30, 1994.

     Title of Each Class of Common Stock            Number of Outstanding
     -----------------------------------            ---------------------
         Common Stock, $.03 par value                     7,396,911


                      DOCUMENTS INCORPORATED BY REFERENCE

                   Document                         Part of the Form 10-K
                   --------                         ---------------------
    Proxy Statement for Annual Meeting of                   Part III
 Stockholders currently expected to be held
             March 22, 1995                       Page 1 of 39 sequentially numbered pages.
                                                   Index to Exhibits begins on page 34.



==============================================================================

THIS AMENDMENT #1 AMENDS ITEMS 7 AND 8 OF PART II, AND EXHIBIT 23.1 OF THE FORM 10-K OF AURORA ELECTRONICS, INC. FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                   (In thousands, except per share figures)

OVERVIEW

      On September 30, 1992, the Company repositioned itself in the electronics industry through the acquisition of Micro-C Corporation, a San Diego, California based company founded in 1985, which provided integrated circuit
(IC) recycling services to semiconductor manufacturers and computer OEMs. Effective September 30, 1993, the Company acquired FRS, Inc. ("FRS"), a Sacramento, California based company founded in 1984, which provided subsystem repair and field spare inventory management services to computer and peripheral OEMs. Effective March 1, 1994, Aurora acquired substantially all of the assets of Century Computer Marketing, a Marina del Rey, California based company founded in 1984, which is the leading provider of spare parts procurement and logistics services to the computer maintenance industry.

RESULTS OF OPERATIONS - YEAR ENDED SEPTEMBER 30, 1994, COMPARED WITH YEAR ENDED SEPTEMBER 30, 1993.

      Net revenues for the year ended September 30, 1994 were $120,386 as compared to $58,328 in net revenues for the year ended September 30, 1993. The increase in revenues was primarily due to the acquisitions of the Century and FRS businesses and a 27.3% revenue growth in the ARS (IC recycling) and Premier Computer Products product lines.

      The Premier Computer Products Division's business depends on its ability to continue to acquire a reliable stream of salable ICs. Generally, the Division procures its supply of both non-conforming and conforming (sometimes called reduced specification and full specification, respectively) ICs from clients pursuant to short-term, non-exclusive contracts. These contracts do not contain guaranteed or minimum quantities. During fiscal 1994, the Company derived approximately 42% of its revenue from non-conforming material received from one supplier, as compared to 66% for the prior fiscal year. On a pro forma basis, the concentration of supply would have been approximately 37% if Century had been part of Company for the 12 months ended September 30, 1994. The Company has experienced intermittent interruptions, shifts or reductions in that source of supply in the past, so there can be no assurance that the Company will be able to secure a continued supply in the future.

      A major goal of the Company is to diversify its supply of ICs in the future to reduce its dependence on its major supplier and to increase its revenues. On December 12, 1994 the Company announced that the major supplier advised the Company that it had indefinitely suspended the program under which it supplied reduced specification ICs to the Company. The December 12th announcement also stated that the Company had established additional supply relationships for both full and reduced specification products. However, these new supply relationships do not contain guaranteed or minimum quantities and, if these new relationships do not produce the expected revenues or profits, or the Company's major supplier does not resume its shipments to the Company, there would be a substantial negative effect on the Company's business and results of operations.

      Gross profit for the year ended September 30, 1994 was $26,350 or 21.9% of net revenue as compared to $11,274 or 19.3% of net revenue for the same period in 1993. The increase was primarily due to the acquisition of Century and FRS businesses. This increase, along with the improvement in gross profit performance in ARS, offset the decrease in gross profit that occurred in Premier Computer Products. The primary reason for the decrease in Premier's gross profit during 1994 was a change in the terms of trade with the Company's largest supplier from a revenue sharing arrangement to a more standard distribution (fixed price) arrangement.

      Selling, general and administrative expenses for the year ended September 30, 1994 were $17,573 or 14.6% of net revenue, as compared to $4,657 or 8.0% of net revenue for the same period in 1993. The increase of $12,916 relates principally to the inclusion of operating expenses of the acquisition of the Century and FRS businesses, investment in information systems and an increase in employees required to support increases in the Company's operations.

      Amortization of intangibles included in operating expenses was $4,539 or 3.8% of net revenue, compared to $1,284 or 2.2% of net revenue for the same period in 1993. In the fourth quarter of fiscal 1994, management determined that the remaining unamortized balance of $2,400 which had been assigned to a non-compete agreement with the sellers of Micro-C, should be charged to operations. The non-compete agreement was determined to be of no continuing value due to the decision of the Company's major supplier to indefinitely suspend shipments (see above), the significant decrease in the Company's level of business in the processing of reduced specification ICs (which was the primary emphasis of the non-compete agreement) and a shift in the Premier division's business mix toward the manufacture of products which utilize full specification rather than reduced specification ICs. The additional $905 increase was caused by the increase in intangible assets resulting from the Century and FRS acquisitions.

      During the fourth quarter of fiscal 1994 the Company recorded a charge to operating expense of $1,450 consisting primarily of $925 related to the cost incurred to establish the "System Recovery" program (also known as the "TQR" program). This program gave the Company the ability to refurbish, recondition and redistribute systems received from manufacturing fallout, field dispositions, excess and obsolete inventories, and customer trade-in and exchange programs. Refurbished systems and subsystems are redistributed worldwide in cost-conscious markets. Also included is $400 of costs incurred in connection with evaluating the computer products distribution business.
Such effort was terminated.

      During the fourth quarter of fiscal 1994, the Company recorded a $1,693 charge to reflect a preliminary agreement to settle the class action complaint against the Company. See Item 3 -- Legal Proceedings. The settlement requires the Company to issue $1,250 of common stock valued at fair market value at the time of issuance and $250 in cash. The balance of the settlement ($1,500 in cash) will be funded by the Company's insurer. The Company is involved in a dispute submitted to binding arbitration concerning a claim against the former owners of Micro-C for indemnification under the stock purchase agreement. On December 27, 1994 the arbitrator awarded the Company approximately $3,507.
This award has been accounted for by a reduction of the 7% Subordinated Convertible Promissory Notes and a corresponding reduction of goodwill (net of expenses of $500.)

      Net interest expense for the year ended September 30, 1994 was $4,449 or 3.7% of net revenue as compared to $1,965 or 3.4% of net revenue for the same period in 1993. This increase was due to the additional debt incurred for the Century acquisition and a higher revolving line of credit balance carried during fiscal 1994. In addition, due to the disposition of substantially all of the assets attributable to discontinued operations, the Company no longer allocates interest expense to discontinued operations.

      During the fourth quarter of fiscal 1994, the Company recognized a loss of approximately $711 relating to the sale of its European repair operation and the contribution of certain assets of Aurora Merchant Systems division (credit card terminal repair and parts management) into a partnership with an experienced provider of credit card terminal leasing programs. These operations were not integral to the Company's strategic focus on the computer maintenance, upgrade and recycling business.

      Other income for the year ended September 30, 1994 was $197 as compared to $635 for the same period in 1993. The primary component of other income is interest income. The amount in 1993 included a $300 insurance claim received from a previous insurer of the Company.

      The loss from discontinued operations for the year ended September 30, 1994 was $2,400 as compared to charge of $2,234 in fiscal 1993. The current year charge is the result of additional losses incurred and adjustment of the reserve of discontinued operations to management's estimate of future obligations. The increase in the reserve relates primarily to the estimated operating costs and early termination of the building lease in Chicago. For other contingencies related to discontinued operations see Note M -- Commitments and Contingencies.

RESULTS OF OPERATIONS - YEAR ENDED SEPTEMBER 30, 1993, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1992.

      Net revenues for the year ended September 30, 1993 were $58,328. There were no revenues for the nine months ended September 30, 1992 due to the discontinuation of all operating subsidiaries as described above. Net revenues for fiscal 1993 were comprised primarily of sales of integrated circuits.
Gross profit for the year ended September 30, 1993 was $11,274 or 19.3% of net revenue.

      Selling, general and administrative expenses for the year ended September 30, 1993 were $4,657 or 8.0% of net revenue as compared to $1,864 for the nine months ended September 30, 1992. The increase of $2,793 related principally to the inclusion of selling, general and administrative expenses of Micro-C.

The amortization expense included in operating expenses was $1,284 or 2.2% of net revenue (there was no comparable expense for the nine months ended September 30, 1992). This increase was caused by the increase in intangible assets resulting from the acquisition of Micro-C.

      Net interest expense for the year ended September 30, 1993 was $1,965 or 3.4% of net revenue as compared to $1,153 for the nine months ended September 30, 1992. This increase was principally due to additional debt issued in the acquisition of Micro-C.

      Other income for the year ended September 30, 1993 was $635 as compared to $167 for the nine months ended September 30, 1992. This increase was principally due to a $300 insurance claim received from a previous insurer of the Company.

      The loss from discontinued operations for the year ended September 30, 1993 was $2,234 as compared to the loss of $12,666 in 1992. The loss is the result of additional losses reduced by an income tax benefit of $1,489 as well as a reversal in reserves of $500 for discontinued operations deemed to be excess in the estimate of management.

      Effective September 30, 1993 the Company adopted Financial Accounting Statement No. 109 - Accounting for Income Taxes. The cumulative effect of the adoption of FAS 109 relates primarily to the tax benefit on prior year losses and reserves for discontinued operations. See Note H -- Income Taxes.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary requirements for capital are directly related to its accounts receivable, inventory levels and improvements to its property and equipment, as well as costs resulting from the consolidation of its businesses. The Company's working capital was $8,628 as of September 30, 1994, compared to $10,713 as of September 30, 1993. The Company has financed acquisitions to date using bank debt, internally generated cash and issuance of common stock.

      During fiscal 1994, the Company had cash outlays of approximately $2,700 to consolidate and integrate the FRS business with the Company's other businesses. The primary purpose of the consolidation was to take advantage of certain economies of scale and avoid the duplication of certain costs. Such consolidation and integration included closing the FRS facility located in Oklahoma, relocating certain FRS employees to the Company's location in Sacramento, California and integrating service and product line offerings.

      During fiscal 1994, the Company incurred approximately $390 in connection with implementing a new computer system in the ARS and Premier divisions. The implementation of the new computer system was a direct result of the acquisition of Micro-C and resulted from the modification of the Company's strategic focus. Additional integration and consolidation is planned to occur during fiscal 1995 resulting in an estimated cash outlay of approximately $900, primarily in the third and fourth quarters. This additional integration and consolidation will be to relocate certain operations and certain facilities, relating primarily to the Century acquisition, in an effort to avoid the duplication of costs.

         In May, 1994, the Company obtained a new $10,000 revolving line of credit. The revolving line of credit is due and payable March 31, 1997. The line of credit may be borrowed in $250 increments and is subject to a borrowing base calculation as set forth in the loan agreement. The credit facilities bear an interest rate of prime plus 1% or LIBOR plus 2.5%. As of September 30, 1994, the Company had borrowed $8,625 under the credit facilities.

         In addition to the revolving line of credit, the Company obtained a senior term loan of $25,000 for the Century acquisition and a $5,000 refinancing facility to be used to retire the 9-1/4 % Senior Subordinated Notes. All indebtedness of the Company under the senior secured credit facilities is secured by substantially all of the assets of the Company and imposes a number of restrictions, covenants relating to the Company's financial performance, and various other limitations on the Company. The Company is restricted from entering into any transaction, other than in the ordinary course of its business, including any merger, consolidation, dissolution or corporate acquisition, without the lenders prior written consent. The Company is restricted from paying or declaring any dividends on its outstanding common stock or effecting any redemption, retirement or repurchase of its stock.

      At September 30, 1994, the Company was not in compliance with a number of the covenants and was required to obtain an agreement from its lenders to waive such covenants for the period ended September 30, 1994. The financial covenants not in compliance were the current ratio, debt service coverage ratio, total interest coverage ratio, senior interest coverage ratio, consolidated leverage ratio, and net profitability covenants. In consideration for such waiver and the amending of certain covenants, the lenders received from the Company a reduction in the exercise price of their existing warrants to fair market value, warrants to purchase an additional 190 shares of the Company's common stock at fair market value and $100 in cash. In addition, the lenders suspended the $5,000 refinancing facility that was to be used for the retirement of the 9 1/4% Senior subordinated notes. Although there can be no assurance that management has accurately estimated the effect of the indefinite suspension of the historically largest client's reduced specification program or the addition of new IC suppliers, management believes the Company will be in compliance with the amended bank covenants beginning with the quarter ended December 31, 1994 and for the remainder of Fiscal 1995 based upon current internally prepared financial projections.

         In connection with the credit facility obtained in May 1994, the Lenders received common stock purchase warrants to purchase shares of Common Stock (the "Contingent Lender Warrants") at an exercise price equal to 50% of the fair market value (as defined in the Warrant Agreements governing the Contingent Lender Warrants) of one share of Common Stock as of March 31, 1995 (the "Exercise Price"). The number of shares of Common Stock underlying the Contingent Lender Warrants is equal to (i) the balance of principal plus accrued and unpaid interest outstanding on March 31, 1995 on the Company's 7% Subordinated Convertible Promissory Notes due September 30, 1997 (the "7% Notes"), divided by (ii) the Exercise Price. The Contingent Lender Warrants will be declared null and void if certain conditions in the Senior Secured Credit Agreement are satisfied. Management believes these conditions will be met. See Note M -- Commitments and Contingencies.

         As of September 30, 1994 the Company held 553 shares, or approximately 7% of the outstanding common stock of Riddell Sports, Inc. ("Riddell"). On October 31, 1994 the Company exchanged all of its Riddell common shares for 106 shares in Sport Supply Group, Inc. ("SSG" - NYSE) and $38 in cash. The Company intends to dispose of its holdings in SSG and use the proceeds for reduction of the revolving line of credit.

         Other than the funds required for the anticipated move of certain facilities and certain operations during fiscal 1995 and funds for the remaining discontinued operations, the Company has no material capital commitments outstanding at September 30, 1994.

         Management believes that cash on hand, cash flow from operations, and funds available under its credit facilities will be sufficient to meet the Company's operating requirements, integration plans, capital commitments and the required principal payments on the long-term debt in fiscal 1995. There is no assurance that, if the Company requires additional financing, such financing will be available upon acceptable terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                                                                                                             PAGE
1.       Index to the Company's Financial Statements and Financial Statement Schedules.
         ------------------------------------------------------------------------------

         Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . .                 8

         Consolidated Balance Sheets as of September 30, 1994 and September 30, 1993  . . . . .                 9

         Consolidated Statements of Operations for the years ended September 30, 1994 and 1993
             and the nine months ended September 30, 1992 . . . . . . . . . . . . . . . . . . .                10

         Consolidated Statements of Stockholders' Equity for the years ended September 30, 1994
             and 1993 and the nine months ended September 30, 1992  . . . . . . . . . . . . . .                11

         Consolidated Statements of Cash Flows for the years ended September 30, 1994 and 1993
             and the nine months ended September 30, 1992 . . . . . . . . . . . . . . . . . . .                12

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .                14

         Schedule I  -  Marketable Securities  -  Other Investments as of
             September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .                28

         Schedule II  -  Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties for the years ended September 30, 1994
             and 1993 and the nine months ended September 30, 1992. . . . . . . . . . . . . . .                29

         Schedule VIII  -  Valuation and Qualifying Accounts for the years ended
             September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .                30

         Schedule IX  -  Short-Term Borrowings for the years ended September 30, 1994 and 1993
             and the nine months ended September 30, 1992   . . . . . . . . . . . . . . . . . .                31

         Schedule X  -  Supplementary Income Statement Information for the years ended
             September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .                32

All other financial statement schedules are omitted as the required information is presented in the financial statements or the notes thereto or is not necessary.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Aurora Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Aurora Electronics, Inc. (a Delaware Corporation) and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1994 and 1993 and the nine months ended September 30, 1992. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Electronics, Inc. and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for the years ended September 30, 1994 and 1993 and the nine months ended September 30, 1992 in conformity with generally accepted accounting principles.

As explained in Note H -- Income Taxes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," effective October 1, 1992.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Orange County, California
December 30, 1994

                                                             ARTHUR ANDERSEN LLP

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                            September 30,
                                                                        --------------------
                                                                          1994        1993
                                                                        --------   ---------
                         ASSETS
Current assets:
 Cash and cash equivalents                                              $  1,539   $  16,201
 Short - term investments                                                  1,171       2,496
 Trade receivables, less allowance for doubtful accounts
  of $1,046 ($788 in 1993)                                                16,841       8,371
 Inventories                                                               9,445       5,954
 Deferred income taxes                                                     5,038       1,082
 Other current assets                                                      1,067         907
- --------------------------------------------------------------------------------------------
Total current assets                                                    $ 35,101   $  35,011

Property, plant and equipment, net                                         6,075       4,108
Deferred income taxes                                                          -       3,956
Intangible and other assets                                               61,751      33,782
- --------------------------------------------------------------------------------------------
  Total assets                                                          $102,927   $  76,857
============================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                                      $  5,622    $  1,606
 Notes payable under line of credit                                            -       3,171
 Accounts payable                                                         11,583       8,229
 Accrued compensation                                                      1,763         554
 Accrued acquisition expenses                                                900       3,725
 Accrued interest                                                            980         720
 Reserve for discontinued operations                                       5,024       5,166
 Other current liabilities                                                   601       1,127
- --------------------------------------------------------------------------------------------
Total current liabilities                                                 26,473      24,298
- --------------------------------------------------------------------------------------------
Long-term debt                                                            49,551      25,904
- --------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, 1,000 shares authorized, none issued                         -           -
 Common stock, 8,020 shares issued (7,744 shares in 1993)                    240         232
 Additional paid-in capital                                               61,827      55,260
 Accumulated deficit                                                     (29,300)    (22,683)
 Treasury stock, at cost, 638 shares (661 shares in 1993)                 (5,864)     (6,154)
- --------------------------------------------------------------------------------------------
Total stockholders' equity                                                26,903      26,655
- --------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                            $102,927    $ 76,857
============================================================================================

The accompanying notes are an integral part of these financial statements.

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


                                                                                       Year ended               Nine months
                                                                               -----------------------------      ended
                                                                               September 30,   September 30,   September 30,
                                                                                   1994           1993             1992
                                                                               -------------   -------------   -------------
Net revenues                                                                       120,386        58,328               -
Cost of sales                                                                       94,036        47,054               -
- ----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                        26,350        11,274               -
Selling, general and administrative expenses                                        17,573         4,657           1,864
Amortization of intangibles, including write-off of $2,400                           4,539         1,284               -
Program development costs                                                            1,450             -               -
Provision for litigation settlements                                                 1,943             -               -
- ----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                                845         5,333          (1,864)

Interest expense                                                                    (4,449)       (1,965)         (1,153)
Loss on disposition of assets                                                         (711)            -               -
Income from investments in unconsolidated affiliates                                     -            54           3,255
Other income, net                                                                      197           635             167
- ----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before provision for income taxes        (4,118)        4,057             405

Provision for income taxes                                                               -         1,552           2,196
- ----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                                          (4,118)        2,505          (1,791)

Discontinued operations, net of income taxes:
 Loss from operations                                                                    -             -            (669)
 Loss on disposal                                                                   (2,400)       (2,234)        (11,997)
- ----------------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                                   (2,400)       (2,234)        (12,666)
- ----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary item and change in accounting                  (6,518)          271         (14,457)

Extraordinary items:
 Utilization of net operating loss carryforward                                          -             -             952

Cumulative effect of change in accounting for income taxes                               -         2,734               -
- ----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                   (6,518)        3,005         (13,505)
============================================================================================================================

Earnings (loss) per share of common stock:                                         $ (.055)       $ 0.40         $ (0.38)
 Continuing operations
 Discontinued operations                                                             (0.32)        (0.36)          (2.67)
- ----------------------------------------------------------------------------------------------------------------------------
 Before extraordinary item and change in accounting
                                                                                     (0.87)         0.04           (3.05)
 Extraordinary item                                                                      -             -            0.20
 Cumulative effect of change in accounting for income taxes                              -          0.44               -
- ----------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                                                 $ (0.87)       $ 0.48         $ (2.85)
============================================================================================================================
Weighted average number of common and common equivalent shares                       7,491         6,273           4,738
============================================================================================================================

The accompanying notes are an integral part of these financial statements

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)



                                                                       Common stock    Additional
                                                                    ------------------   paid-in  Accumulated  Treasury
                                                                    Shares   Par Value   capital    deficit      stock       Total
                                                                    ------   --------- ---------- -----------  --------      -----
Balance at December 31, 1991                                         5,633      $169    $47,781    $(11,879)    $(17,666)   $18,405
  Exercise of stock options                                             67         2        471           -            -        473
  Issuance of treasury stock                                             -         -          -         (16)         132        116
  Purchase of treasury stock                                             -         -          -           -         (361)      (361)
  Issuance of common stock purchase warrants                             -         -        185           -            -        185
  Dividends declared to stockholders                                     -         -       (603)          -            -       (603)
  Net loss                                                               -         -          -     (13,505)           -    (13,505)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1992                                        5,700       171     47,834     (25,400)     (17,895)     4,710
  Exercise of stock options - including related income tax benefit     323        10      2,522           -          100      2,632
  Issuance of Commom stock - acquisitions                              744        22      5,280           -            -      5,302
  Purchase of treasury stock                                             -         -          -           -         (122)      (122)
  Exercise of common stock purchase warrants                           904        27      7,722           -        1,675      9,424
  Stock split effected as a dividend                                     -         -     (8,882)          -        8,882          -
  Conversion of debt to common stock                                    73         2        784           -            -        786
  Issuance of treasury stock - employment contract                       -         -          -         (42)         368        326
  Stock bonus with issuance of treasury stock                            -         -          -        (246)         838        592
  Net income                                                             -         -          -       3,005            -      3,005
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1993                                        7,744       232      55,260    (22,683)      (6,154)    26,655
  Issuance of common stock/treasury stock - acquisitions               271         8       4,718        (99)         560      5,187
  Common stock to be issued - acquisition                                -         -         559          -            -        559
  Exercise of stock options                                              5         -          40          -            -         40
  Purchase of treasury stock                                             -         -           -          -         (226)      (226)
  Treasury stock - sale of assets                                        -         -           -          -          (44)       (44)
  Common stock to be issued - litigation settlement                      -         -       1,250          -            -      1,250
  Net loss                                                               -         -           -     (6,518)           -     (6,518)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                                        8,020      $240     $61,827   $(29,300)     $(5,864)   $26,903
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



                                                                                                               Nine months
                                                                              Year ended       Year ended         ended
                                                                             September 30,    September 30,    September 30,
                                                                                 1994             1993             1992
                                                                             -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Earnings (loss) from continuing operations
  and extraordinary item                                                       $  (4,118)       $  2,505          $   (839)
  Adjustments to reconcile earnings (loss) from
   continuing operations and extraordinary item
   to net cash flows from operating activities:
   Depreciation and amortization                                                   6,451           1,503               221
   Non-cash interest incurred in acquisition                                         352               -                 -
   Non-cash stock bonus to employees                                                   -             592                 -
   Non-cash portion of litigation provision                                        1,250               -                 -
   Loss on disposition of assets                                                     711               -                 -
   Gain from investments and unconsolidated affiliates                                 -             (54)           (4,140)
   Change in assets and liabilities, net of acquisitions:
    Trade receivables, inventories and other assets                               (5,113)         (7,337)              142
    Accounts payable and other liabilities                                           454          (3,162)               60
    Accrued interest and income taxes receivable/payable                             260          (2,108)            2,541
    Deferred income taxes                                                              -           1,801            (1,768)
- --------------------------------------------------------------------------------------------------------------------------
  Net cash flows from continuing operations                                          247          (6,260)           (3,783)
  Net cash flows from discontinued operations                                     (1,336)          5,447             1,193
- --------------------------------------------------------------------------------------------------------------------------
 Net cash flows from operating activities                                         (1,089)           (813)           (2,590)
- --------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment                                     (1,993)         (2,708)               (1)
 Payments for purchases of companies, net of cash acquired                       (12,131)         (3,661)           (7,591)
 Purchase of marketable securities                                                     -               -            (1,600)
 Proceeds from sales of marketable securities and SSG note                           975           2,385            12,769
- --------------------------------------------------------------------------------------------------------------------------
 Net cash flows from investing activities                                        (13,149)         (3,984)            3,577
- --------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of debt                                                                     -               -               125
 Payments on debt                                                                 (5,840)         (1,897)           (1,461)
 Issuances of common stock                                                            40          11,991               473
 Issuance of treasury stock                                                            -               -               116
 Purchases of treasury stock                                                        (226)           (122)             (361)
 Advances under line of credit                                                    22,238           3,171                 -
 Repayments under line of credit                                                 (16,636)              -                 -
 Dividends paid to stockholders                                                        -               -              (677)
- --------------------------------------------------------------------------------------------------------------------------
 Net cash flows from financing activities                                           (424)         13,143            (1,785)
- --------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                          (14,662)          8,346              (798)

Cash and cash equivalents at beginning of period                                  16,201           7,855             8,653
- --------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $   1,539        $ 16,201          $  7,855
==========================================================================================================================

The accompanying notes aree an integral part of these financial statements.

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



                                                                                                                   Nine Months
                                                                                Year ended        Year ended          ended
                                                                               September 30,     September 30,     September 30,
                                                                                  1994              1993              1992
                                                                               -------------     -------------     -------------
SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) for :
 Interest                                                                       $  3,837          $  2,224           $   1,266
===============================================================================================================================
 Income taxes                                                                   $   (337)         $    262           $     330
===============================================================================================================================
In conjunction with the acquisition of the stock or assets of certain entities, the following liabilities were assumed as follows:
  Fair value of assets acquired                                                 $ 45,039          $ 12,207           $  24,852
  Cash paid for the acquisitions, net of cash acquired                            (7,356)              230              (7,591)
  Imputed interest                                                                   352                 -                   -
  Debt issued for the acquisitions                                               (27,345)                -              (4,959)
  Common stock issued for the acquisitions                                        (4,660)           (5,302)                  -
- -------------------------------------------------------------------------------------------------------------------------------
Liabilities assumed                                                             $  6,030          $  7,135           $  12,302
===============================================================================================================================
Stock dividends paid with treasury stock                                        $      -          $  8,882           $       -
===============================================================================================================================
Conversion of debt to common stock                                              $      -          $    786           $       -
===============================================================================================================================
Payment of employment contract with issuance of treasury stock                  $      -          $    326           $       -
===============================================================================================================================
Payment of stock bonus with issuance of treasury stock                          $      -          $    592           $       -
===============================================================================================================================
Issuance of promissory notes for additional acquisition costs                   $      -          $  2,420           $       -
===============================================================================================================================
Contingent shares issuable for additional acquisition costs                     $    445          $    464           $       -
===============================================================================================================================
Capital lease additions                                                         $  1,040          $      -           $       -
===============================================================================================================================
Reduction in 7% debt as a result of indemnity claim settlement                  $  3,507          $      -           $       -
===============================================================================================================================

The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousand, except per share figures)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization. Aurora Electronics, Inc. operates in one business segment which is comprised of distributing computer service parts and system upgrade products, and provides materials management and recycling services to computer manufacturers and service organizations.

         Principles of Consolidation and Change in Reporting Year. The accompanying consolidated financial statements include the accounts of Aurora Electronics, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain operating segments that have been sold and segments for which a plan of disposal had been adopted as of September 30, 1992 have been reported as discontinued operations.

         Effective September 30, 1992, the Company changed its fiscal year end from December 31 to September 30. Accordingly, the accompanying consolidated statements of operations and cash flows for 1992 reflect the nine months ended September 30, 1992.

         Revenue Recognition. Revenue is recognized upon shipment of products to customers. The Company warrants products against defects and has policies permitting the return of products under certain circumstances. Provisions are made for warranty costs and returns. Such costs generally have not been material. The Company does not offer price protection to its customers.

         The Company performs ongoing credit evaluations of its customers and has established provisions for potential credit losses. Such costs generally have not been material.

         Interest Expense Allocation. The Company allocates interest expense to its discontinued operations based on net asset book value of the discontinued operations as it relates to consolidated net assets. Interest allocated to discontinued operations amounted to approximately $0, $435 and $441 during 1994, 1993 and 1992, respectively.

         Earnings Per Share of Common Stock   Earnings per share of common
stock is based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated under the treasury stock method as common stock equivalents when dilution results from their assumed exercise. The Company's 7-3/4% Convertible Subordinated Debentures due April 15, 2001 and 7% Subordinated Convertible Promissory Notes (the "7% Notes") due September 30, 1997 were not common stock equivalents at the time of issuance and are therefore not included in the calculation of primary earnings per share. Fully diluted net earnings per share is not presented due to its anti-dilutive effect.

         Cash Equivalents. The Company considers all liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

         Short-Term Investments. Short term investments are stated at the lower of cost or market. The securities shown in the consolidated balance sheet are carried at market, which is lower than cost.

         Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

         Property, Plant and Equipment. Property, plant and equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets by the straight-line method for financial reporting purposes, and accelerated methods with respect to certain assets for income tax purposes. Property, plant and equipment includes computer hardware, software and implementation costs which are purchased, acquired and modified for internal use. The Company's policy is to capitalize and accumulate such costs as incurred and to commence amortization when placed in service. As of September 30, 1994, substantially all the Company assets were being depreciated. Leasehold improvements are amortized over the terms of the related leases or their useful lives, whichever is shorter.

         Intangible Assets. Goodwill associated with the acquisitions discussed in Note B - Acquisitions, is amortized using the straight-line method over forty years. The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected non-discounted future cash flows over the remaining amortization period. If projected future cash flows indicate that unamortized goodwill will not be recovered, an adjustment is made to reduce the net goodwill to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

         Concentration Risk. During fiscal 1994, the Company derived approximately 42% of its revenue from non-conforming material received by one supplier, as compared to 66% for the prior fiscal year. On an unaudited pro forma basis, the concentration of supply would have been approximately 37% if Century had been part of Company for the 12 months ended September 30, 1994. In December 1994, the major supplier indefinitely suspended the program under which it supplied the non-conforming ICs to the Company. Although the Company was able to obtain in total an acceptable supply of materials from this major supplier and new suppliers during the last fiscal year, there can be no assurance that the Company will be able to secure a continued supply in the future. In the event these new relationships do not provide the expected levels of revenue and profits, or the Company's major supplier does not resume its shipments to the Company, there would be a substantial negative effect on the Company's business and results of operations.

         Post-retirement and Post-employment Benefits. The Company does not provide post-retirement or post employment benefits to employees.

         Impact of Recent Pronouncements. Effective in fiscal 1995, the Company will be required to adopt two new pronouncements, FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and FAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". The impact of adopting these two pronouncements is not expected to be material to the Company's financial position or results of operations.

         Reclassifications. Certain reclassifications have been made for consistent presentation.


NOTE B - ACQUISITIONS

Micro - C Corporation ("Micro-C")

         Effective September 30, 1992, the Company acquired all of the outstanding common stock of Micro-C, a recycler of integrated circuits for the electronics industry. The purchase price consisted of $10,949 in cash and the issuance of the 7% Notes in the original principal amount of $7,379. Additionally, the purchase agreement provided for the issuance of up to approximately 447 shares of the Company's Common Stock valued at $11.20 per share (subject to anti-dilution adjustments) to the sellers over a three year period commencing in 1993. The actual number of shares to be issued is contingent upon Micro-C's revenues and operating income for each year within the three-year period. In fiscal 1994, the Company issued 61 shares in connection with the fiscal 1993 operating results. The Company will issue 77 shares to the sellers in connection with the fiscal 1994 operating results. The Company has determined that approximately 210 of the remaining 309 shares will not be issuable in the future.

FRS, Inc. ("FRS")

         On September 30, 1993, the Company acquired all of the outstanding common stock of FRS, a provider of maintenance and repair services on selected computer peripherals and products. FRS also provides inventory management control services to certain manufacturers of electronic products and third party maintenance organizations. Pursuant to the Merger Agreement, the total consideration paid to the former shareholders of FRS was approximately $5,400 comprised of cash of approximately $100 and 744 shares of the Company's common stock valued at $7.125 per share (the last closing share price of Aurora's common stock prior to signing the Merger Agreement on September 12, 1993).

Century Computer Marketing ("Century")

         Effective March 1, 1994, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Century. Century is a distributor of new and refurbished spare parts to the computer maintenance market, supporting the products of over 500 manufacturers. Pursuant to the terms of the Asset Purchase Agreement, the total consideration paid to Century was approximately $29 million in cash and $4.7 million in common stock of the Company. The Company financed the acquisition of Century with proceeds from a five year $25 million senior term loan and internally generated cash.

         All such acquisitions have been accounted for by the purchase method of accounting, and accordingly each purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of the acquisitions. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, which is being amortized over 40 years. The contingent consideration will be recorded as additional goodwill when the related contingencies are resolved and the consideration is determined. With the exception of the contingent consideration and the final resolution of the indemnity claim in conjunction with the purchase of Micro-C, the purchase price allocation period of the acquisitions discussed above have been closed as of September 30, 1994.

         The estimated fair value of assets and liabilities as of the date of the acquisitions are summarized as follows:

                                                             MICRO-C            FRS            CENTURY
- -------------------------------------------------------------------------------------------------------
 Current assets                                              $ 4,911          $ 3,588           $ 8,545
 Machinery and equipment                                         497            1,082               947
 Identifiable intangible and other assets                      4,000              142             3,578
 Goodwill                                                     15,444            7,625            31,569
 Liabilities                                                 (12,302)          (7,135)           (5,630)
                                                             ------------------------------------------
                                                             $12,550          $ 5,302           $39,009
                                                             ==========================================

         The following table presents the unaudited pro forma results of operations of the Company for the years ended September 30, 1994 and 1993, assuming the above acquisitions had occurred on October 1, 1992.

                                                                               1994              1993
- --------------------------------------------------------------------------------------------------------

 Net revenues                                                               $   137,236      $   118,457
 Gross Profit                                                                    32,988           32,793
 Operating income                                                                 2,315            8,966
 Earnings (loss) from continuing operation before tax                            (3,510)           5,686
 Net income (loss)                                                               (6,151)           4,053
 Net income (loss) per share                                                $     (0.82)     $      0.65

NOTE C - DISCONTINUED OPERATIONS

         Commencing in 1990, the Company began to discontinue its sporting goods operations and divest itself of the related assets. Effective September 30, 1992, the Company announced that its remaining sporting goods operations would be accounted for as discontinued operations and the remaining assets would be sold. As of September 30, 1994, no material assets remained related to the discontinued operations. During 1994, management revised the estimated reserve for remaining contractual and contingent obligations resulting in a provision for loss on disposal of $2,400. Such obligations and contingencies relate primarily to a leased building, reserves for helmet litigation, and estimation of liabilities due to an income tax dispute (See Note M -- Commitments and Contingencies). The Company recorded a provision for loss on disposal of $2,234 (net of tax of $1,489) and $11,997 (net of tax of $420) in 1993 and 1992, respectively.

         The Notes to Consolidated Financial Statements in this report exclude discontinued operations unless stated otherwise. Additional information relating to discontinued operations for the years ended September 30, 1994 and 1993, and the nine months ended September 30, 1992 is as follows:

                                                                                             NINE MONTHS
                                                                                                ENDED
                                                                                            SEPTEMBER 30,
                                                               1994            1993             1992
- ---------------------------------------------------------------------------------------------------------
 Net revenues                                                $   --           $ 9,325        $ 10,731
 Loss before provision for income taxes                          --            (4,085)         (1,849)
 Benefit for income taxes                                        --            (1,430)           (150)
 Net loss from operations                                        --            (2,655)         (1,699)



NOTE D - INVENTORIES

         Inventories consisted of the following:


                                                                               1994             1993
- ------------------------------------------------------------------------------------------------------
 Spare and repair parts                                                      $  1,083         $  1,355
 Work in process                                                                1,152            2,349
 Finished goods                                                                 7,210            2,250
                                                                             -------------------------
    Total Inventories                                                        $  9,445         $  5,954
                                                                             =========================

NOTE E - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

                                                         ESTIMATED
                                                         USEFUL LIFE           1994             1993
- ------------------------------------------------------------------------------------------------------
 Furniture, fixtures and equipment                       3 - 5 years         $  6,779         $  3,700
 Leasehold improvements                                  1 - 6 years              654              664
                                                                             -------------------------
                                                                                7,433            4,364
 Less accumulated depreciation and amortization                                (1,358)            (256)
                                                                             -------------------------
    Total property, plant and equipment                                      $  6,075         $  4,108
                                                                             =========================


NOTE F - INTANGIBLES AND OTHER ASSETS

                                                                                1994             1993
- ------------------------------------------------------------------------------------------------------
 Non-compete agreement                                                        $    --          $ 4,000
 Goodwill                                                                      59,162           29,892
 Database valuation                                                             1,500               --
 Debt issuance costs                                                            2,000              102
 Other                                                                          1,221            1,072
 Less accrued amortization                                                     (2,132)          (1,284)
                                                                              ------------------------
                                                                              $61,751          $33,782
                                                                              ========================

         In the fourth quarter of fiscal 1994, management determined that the remaining unamortized balance of $2,400, which had been assigned to a non-compete agreement with the sellers of Micro-C, should be charged to operations. The non-compete agreement was determined to be of no continuing value due to the recent decision by the Company's major supplier of reduced specification ICs to indefinitely suspend shipments and to the continuing decline of the Company's activities in general in the reduced specification IC business. Protecting the reduced specification ICs business, was the primary purpose of the non-compete agreement, and under current condition, management believes such agreement has substantially no value to the Company in the future.


NOTE G - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                               1994             1993
- ------------------------------------------------------------------------------------------------------
 Term loan - FRS                                                             $     --        $   1,606
 Revolving line of credit                                                       8,625               --
 Senior term loan                                                              23,000               --
 9-1/4% Senior subordinated notes                                               8,486            8,276
 7-3/4% Convertible subordinated debentures                                    10,273           10,249
 7% Subordinated convertible promissory notes                                   3,872            7,379
 Capital lease financing                                                          917               --
                                                                             -------------------------
                                                                               55,173           27,510
 Less current portion of long-term debt                                        (5,622)          (1,606)
                                                                             -------------------------
                                                                             $ 49,551        $  25,904
                                                                             =========================

Bank Financing

         In May 1994 the Company entered into a $40,000 Senior Secured credit facility (the "Agreement") with a group of financial institution (lenders). The Agreement consists of a $10,000 revolving line of credit, a $25,000 senior term loan and a $5,000 refinancing facility for the 9 1/4% senior subordinated notes. All borrowings under the agreement are secured by substantially all of the assets of the Company.

         Borrowings under the $10,000 revolving promissory note agreement bear interest at the rate of prime plus 1% (8.75% at September 30, 1994) and expires on March 31, 1997.

         Borrowings under the senior term loan bear interest at the rate of LIBOR plus 3.0% (8.00% at September 30, 1994) and are due in quarterly installments of principal plus accrued interest through March 31, 1999. Additionally, the Company is required to repay principal outstanding under the Agreement equal to 75% of excess cash flow (as defined in the Agreement) annually each December 30 over the term of the Agreement. Based on the Company's operating results in fiscal 1994, no payment will be required.

         The $5,000 refinancing facility is to be used for retirement of the 9-1/4% Senior Subordinated Notes. Due to the non-compliance with financial covenants as of September 30, 1994, the lenders have temporarily suspended this facility. The lenders, in their sole and absolute discretion, can reinstate this facility.

         The Agreement includes covenants relating to the financial performance of the Company including (as defined in the Agreement): required current ratios; minimum quarterly debt service and interest coverage ratios; maximum consolidated leverage ratios; required domestic to foreign asset ratios; and required quarterly net profitability amounts. At September 30, 1994, the Company was not in compliance with a number of the covenants and was required to obtain an agreement from its lenders to waive such covenants for the period ended September 30, 1994. See Note O -- Transactions with Related Parties. Although there can be no assurance that management has accurately assessed the effect of the indefinite suspension of the major supplier's reduced specification program or the addition of new IC suppliers, management of the Company believes it will be in compliance with bank covenants beginning in the quarter ending December 31, 1994.

7% Subordinated Convertible Promissory Notes

         In connection with the acquisition of Micro-C, the Company issued the 7% Notes to the sellers aggregating approximately $7,379. On December 27, 1994, the Company was awarded $3,507 in damages in connection with an indemnification claim, which was recorded as a reduction of the original principal amount of the 7% Notes to $3,872. See Note M -- Commitments and Contingencies. Interest on the 7% Notes is payable on March 31 and September 30 of each year beginning March 31, 1993 through maturity. The principal balance of the 7% Notes is due in equal installments on September 30, 1995, 1996 and 1997. The 7% Notes are convertible into shares of the Company's common stock at a rate of $11.20 per share, subject to certain adjustments as defined in the note agreements.

9-1/4% Senior Subordinated Notes

         Notes in the amount of approximately $9,251 were issued in conjunction with an exchange offer in 1989. The principal amount of the 9- 1/4% Notes are due in November 1996. The 9-1/4% Notes are shown net of unamortized discount of approximately $543 and $752 at September 30, 1994 and 1993, respectively.

7-3/4% Convertible Subordinated Debentures

         The 7-3/4% Convertible Subordinated Debentures mature April 15, 2001 (the "Convertible Debentures") and are shown net of unamortized discount of approximately $178 and $201 at September 30, 1994 and 1993, respectively. The Company is required to make partial sinking fund payments of approximately $117 and $2,516 in 1999 and 2000, respectively. The Convertible Debentures are convertible into Common Stock of the Company at a conversion price, subject to adjustment in certain instances, of $11.66 per share, and are redeemable at the option of the Company at face value plus accrued interest thereon.

Other Long-term Debt

         Additional long-term debt consists primarily of capital lease obligations secured by equipment with interest rates of 8.9% due in monthly installments through March 1997.

         Aggregate maturities of long-term debt for the fiscal years ending September 30 are as follows: 1995 - $5,622, 1996 - $14,650, 1997 - $15,616,
1998 - $6,009, 1999 - $3,120, and thereafter - $10,156.

Short term Debt

         At September 30, 1993, the Company had a note payable under a revolving line of credit agreement with a financial institution which was secured by substantially all the assets of Micro-C. The note bore interest at the institution's reference rate plus 1.5% (7.5% at September 30, 1993). At September 30, 1993, the Company had $3,171 outstanding under the line of credit. The Company repaid all amounts outstanding under the line of credit agreement in May 1994.

      At September 30, 1993, FRS had notes payable under a term loan and a revolving line of credit with a financial institution. These notes were secured by substantially all the assets of FRS. The notes bore interest at the institution's reference rate plus 2% and 1%, respectively (8.0% and 7.0%, respectively at September 30, 1993). At September 30, 1993, the Company had approximately $1,600 outstanding under the term loan and line of credit. The Company repaid the term loan and line of credit in October 1993.

NOTE H - INCOME TAXES

         The provision (benefit) for income taxes for the years ended September 30, 1994 and 1993, and the nine months ended September 30, 1992 consists of the following:

                                                                                                 NINE MONTHS
                                                                                                    ENDED
                                                                                                SEPTEMBER 30
                                                                   1994            1993              1992
- ------------------------------------------------------------------------------------------------------------
Current provision  - Federal                                    $      --        $ 1,334          $  3,964
                   - State                                             --            312                --
                                                                ------------------------------------------
  Total current provision                                              --          1,646             3,964
                                                                ------------------------------------------

 Deferred provision (benefit):
 Net operating loss generated                                      (2,639)            --                --
 Net reversal of non-deductible accruals and reserves               1,935             --                --
 Prepaid expenses and deferred charges currently deducted
     for tax purposes                                                  --             --                34
 Reserve method for allowance for doubtful accounts                  (174)            --                43
 Write-down of investment not currently deductible                     --             --            (3,465)
 Depreciation                                                        (623)            --               (11)
 Deferred benefit not currently recognized                          1,501             --             1,700
 Other                                                                 --            (94)              (69)
                                                                ------------------------------------------
  Total deferred provision (benefit)                                   --            (94)           (1,768)
                                                                ------------------------------------------
  Total federal income tax provision exclusive of
  discontinued operations and extraordinary item                $      --        $ 1,552          $  2,196
                                                                ==========================================

         The provision (benefit) for income taxes in the accompanying consolidated statements of operations differs from the amount of tax based on the statutory federal income tax rate as follows:

                                                                                                 NINE MONTHS
                                                                                                    ENDED
                                                                                                SEPTEMBER 30
                                                                  1994            1993              1992
- ------------------------------------------------------------------------------------------------------------
Provision (benefits) for income taxes at statutory rate        $ (1,400)        $  1,410         $   138
 Nondeductible expenses                                             331              198              50
 Deferred benefit not currently recognized                        1,501                -           1,700
 Payments for RAR assessments                                         -                -             330
 State taxes, net of Federal benefit                               (253)             203               -
 FSC benefit                                                        (75)            (126)              -
 Reversal of Riddell book gain                                        -              (62)              -
 Other                                                             (104)             (71)            (22)
                                                               -----------------------------------------
   Total provision for income taxes                            $      -           $1,552         $ 2,196
                                                               =========================================

         The components of the Company's deferred income tax benefit (liability) as of September 30, 1994 and 1993 are as follows:



- ----------------------------------------------------------------------------------------------------------
                                                                                  1994             1993
Reserves for discontinued operations                                           $    2,157       $    2,255
Net operating loss carryforwards                                                    6,064            3,425
Capital loss carryback                                                              3,218            3,218
Allowance for doubtful accounts                                                       419              154
Inventory reserves                                                                    204              386
Non-deductible accruals                                                             1,588            2,124
Fixed asset reserves                                                                   --              410
Depreciation                                                                          628                5
Valuation allowance                                                                (9,240)          (6,939)
                                                                               ---------------------------
                                                                               $    5,038       $    5,038
                                                                               ===========================

         At September 30, 1994, the Company had tax basis NOLs of approximately $16,800 available to offset future ordinary taxable income. These carryforwards begin to expire during 2007. The income tax benefit related to these NOLs, as well as to certain reserves recorded by the Company, have been reflected in the deferred income tax asset accounts to the extent they are considered realizable.

         During the nine months ended September 30, 1992, the Company utilized its entire NOLs of approximately $2,800 and reflected the related tax benefit of $952 as an extraordinary credit in the accompanying consolidated statement of operations for the nine months ended September 30, 1992. The NOLs were primarily from losses relating to discontinued operations recognized for financial reporting purposes in prior years for which no tax benefit was recorded.

         With the adoption of FAS No. 109 in 1993, the Company recorded income and a deferred tax asset equal to the cumulative effect of the accounting change of $2,734. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $37,000 prior to the expiration of the NOLs which begin to expire in 2007. Based on the historical and current pre-tax earnings of the Company's continuing operations, management believes it is more likely than not that the Company will realize the benefit of the NOLs existing at September 30, 1994, before the net operating loss carryforwards begin to expire in 2007. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings.

         A valuation allowance is provided against the deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance for the portion of the deferred tax asset which is not likely to be realized within approximately the next fiscal year based on management's best estimate of results of operations for that upcoming period. As a result, no net income tax benefit was recorded in fiscal 1994.


NOTE I - STOCKHOLDERS' EQUITY

Common Stock

         The Company has 1,000 shares of authorized $.01 par value preferred stock with none issued or outstanding. The Company has 14,000 shares of authorized $.03 par value Common Stock with approximately 8,020 shares issued and approximately 7,382 shares outstanding (7,083 at September 30, 1993).

         During fiscal 1993, the Company effected a five for four stock split in the form of a stock dividend. The stock split was retroactively reflected in the accompanying consolidated financial statements and footnotes.

Warrants

           In connection with the $40,000 Senior Secured Credit Facility discussed in Note G -- Long-Term Debt, the Company issued Warrants to the Lenders to acquire 190 shares of Common Stock at $7.88 per share (the fair market value at the date of issuance). In the event the Company issues common shares in the future in connection with (i) the conversion of the 7% Notes;
(ii) contingent shares in connection with the CCM acquisition; or (iii) the conversion of the 7-3/4% Convertible Subordinated Debentures, the Lenders would be entitled to Warrants equal to 1- 1/4% of such common shares issued at $7.88 per share. (See Note M -- Commitments and Contingencies - Contingent Lender Warrants and Note P -- Subsequent Event.)

         In March 1993, the Company completed a Warrant call. As a result of the Warrant call, approximately 904 Warrants were exercised resulting in the issuance of approximately 904 shares of the Company's Common Stock. In addition, 194 treasury shares were issued due to the effect of the five for four stock split. As a result of the Warrant call, the Company received net cash proceeds of approximately $9,424. For Warrants previously issued to officers and directors, see Note O -- Transactions with Related Parties.


NOTE J - EMPLOYEE STOCK AND SAVINGS PLANS

         Employee stock purchase plan. Effective October 1, 1994, the Company established an employee stock purchase plan for all eligible employees. The employee stock purchase plan is subject to shareholder approval at the Company's next annual meeting. Under the plan, shares of the Company's common stock may be purchased at three-month intervals at 85% of the lower of the fair market value on the first or the last day of each three-month period.
Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. At October 1, 1994, 350 shares were reserved for future issuance.

         Savings plan.  The Company has a savings plan, which qualifies under
Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pretax salary, but not more than statutory limits. The Company contributes a discretionary amount, set by the Board of Directors, for each dollar contributed by a participant, with a maximum of 6% of participant earnings. The Company's matching contribution to the savings plan was $161, $50 and $23 for the years ended September 30, 1994, 1993 and the nine months ended September 30, 1992, respectively.

         Stock option plan. The Company has a stock option plan for directors, officers, and key employees which provides for incentive and nonqualified stock options. A committee comprised of disinterested directors determines the option price (not less than the fair market value of the stock at the date of grant.) The options generally expire ten years from the date of grant and vest over five years. As of September 30, 1994, options for 674 shares were issued and 476 shares were available for future grants under the plan. Options for 294 shares were issued outside the Stock Option Plan.

                                                       Outstanding Options
- ------------------------------------------------------------------------------------------------------------
                                                                      SHARES          RANGE OF OPTION PRICES
                                                                     ---------------------------------------
Outstanding at December 31, 1991                                      556,077               $4.10 - 6.60
  Granted                                                                   -                   -
  Exercised                                                          (131,661)               4.10 - 5.40
  Forfeited                                                           (15,944)               5.00 - 6.60
                                                                     -----------------------------------
Outstanding at September 30, 1992                                     408,472                4.10 - 6.60
  Granted                                                             585,150                6.40 -11.80
  Exercised                                                          (408,472)               4.10 - 6.60
  Forfeited                                                                 -                   -
                                                                     -----------------------------------
Outstanding at September 30, 1993                                     585,150                6.40 -11.75
  Granted                                                             487,200                7.00 - 8.13
  Exercised                                                            (5,160)               7.00 - 7.50
  Forfeited                                                           (99,440)               7.00 - 8.13
                                                                     -----------------------------------
Outstanding at September 30, 1994                                     967,750               $6.40 -11.75
                                                                     ===================================


NOTE K - INCOME FROM INVESTMENTS AND UNCONSOLIDATED AFFILIATE

         Income from investments and unconsolidated affiliate is comprised of the following (amounts in thousands):

                                                             1994             1993             1992
- -----------------------------------------------------------------------------------------------------
Gain on disposition of investment in SSG                    $   --           $   --           $11,371
Write-down of cost basis in Riddell common stock                --               --            (9,662)
Gain on assignment of MacGregor license to SSG                  --               --               450
Gain on sale of marketable securities                           --               54               493
Interest income on SSG note receivable                          --               --               603
                                                            -----------------------------------------
   Total                                                    $   --           $   54           $ 3,255
                                                            =========================================


NOTE L - FAIR VALUE INFORMATION

         The following disclosure of the estimated fair value of financial instruments at September 30, 1994 and 1993 is made in accordance with the requirements of SFAS No. 107 "disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         The carrying amounts of cash and cash equivalents, short - term investments, trade receivables, and accounts payable are a reasonable estimate of their fair value. The carrying amount of long - term debt approximates fair value because the obligations either bear interest at floating rates, or compare favorably with fixed rate obligations that would be available to the Company.

         The fair value information presented herein is based on pertinent information available to management as of September 30, 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-valued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly form the amounts presented herein.


NOTE M - COMMITMENTS AND CONTINGENCIES

Operating leases

         The Company leases office, processing and warehousing facilities under various operating leases through 2000. Future minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year for the fiscal year ending September 30 are as follows: 1995 - $1,361; 1996 - $1,199; 1997 - $1,094; 1998 - $1,030; 1999 - $740; thereafter - $408. Rent expense was approximately $1,393, $313, and $34 for the periods ended September 30, 1994, 1993 and 1992, respectively.

Discontinued operations

         In conjunction with the sale of MHI Liquidation, Inc. and AA Liquidation Corp. on September 23, 1991, the Company remains liable for (i) certain then existing lawsuits in which the Company and/or MHI Liquidation and AA Liquidation are named defendants relating to football helmets allegedly involved in causing injury; and (ii) any liabilities resulting from certain claims, lawsuits or proceedings instituted before September 23, 1994 that relate to a claimant's alleged use of a helmet manufactured or reconditioned under certain circumstances by MHI Liquidation, Inc. or AA Liquidation Corp.
As a result, the Company has obtained a three-year products liability insurance policy specifically to cover any products liability claims that the Company remains liable for, as previously explained, in connection with its former operation of the Protective Equipment Division. Such policy is limited to $1,000 per occurrence with a $250 deductible and $2,000 in the aggregate, per year. As of September 30, 1994 the Company has one outstanding lawsuits relating to a football helmet accident. In connection with this lawsuit, it is not possible at this time to estimate the amount of a judgment, if any, that the claimant would receive. However, management believes, based on historical settlements of helmet liability cases, that insurance coverage is adequate to cover such loss. In the opinion of the Company's management, any ultimate liability arising out of currently pending claims and lawsuits will not have a material adverse effect on the Company's results of operations or financial condition.

         The Company is subject to a non-cancelable building lease though 2005. Management is pursuing various alternatives which would terminate this obligation prior to the expiration of the lease and has recorded a reserve which contemplates termination prior to the end of 1996. In estimating the reserve management has considered operating costs, two years of lease payments, an early termination payment and sublease rental income. However, additional reserves may be needed in the event management is not able to successfully negotiate an early termination of the lease prior to 1997.

         The U.S. Internal Revenue Service ("IRS") examinations of the federal income tax returns for the years 1986 through 1991 resulted in the issuance of a deficiency notice. Based on the IRS's most recent offer to settle, the Company would be required to pay additional taxes and interest of approximately $600 and the net operating loss carryforward would be reduced by $2,200. The Company is vigorously contesting this matter and management believes the amount accrued is adequate.

         Pursuant to a Tax Indemnity Agreement entered into between the Company and SSG in connection with the SSG Public Offering, the Company agreed to indemnify SSG against certain consolidated income tax liabilities of the Company incurred prior to the SSG Public Offering. The Company does not believe that amounts paid, if any, pursuant to these agreements will have a material effect on the results of operations and financial condition of the Company.

Settlement of Class Action Complaint

         In the fourth quarter of fiscal 1994, the Company recorded a charge to operations in the amount of $1,693 to reflect a preliminary agreement to settle a securities class action complaint against the Company. The settlement requires the Company to issue $1,250 of common stock valued at fair market value at the time of issuance and $250 in cash. The balance of the settlement of $1,500 will be funded by the Company's insurer. In addition, legal fees incurred during the year of $193 relating to this complaint were included in the charge to operations. The settlement is subject to mutually agreeable settlement documents and court approvals.

Indemnification Claim

         In accordance with the stock purchase agreement relating to the Micro-C acquisition, the Company and the former owners of Micro-C (who currently beneficially own directly and indirectly, through ownership of the convertible 7% Notes, 9.7% of the Company's Common Stock), submitted to arbitration a dispute concerning a claim by the Company against the former owners for indemnification under the stock purchase agreement. On December 27, 1994, the arbitrator awarded the Company $3,507 in damages, a portion of the interest previously paid on the 7% Notes and attorneys fees and costs. The final resolution is subject to a future hearing, however, the Company has recorded the $3,507 damages portion of the arbitration award as a reduction in the principal balance of the 7% Notes and a corresponding reduction in cost in goodwill, net of expenses of $500.

Contingent Lender Warrants

         The Lenders are entitled to additional Warrants (Contingent Lender Warrants) calculated by dividing the balance of the outstanding principal and accrued interest on the 7% Subordinated Convertible Promissory Notes ("7% Notes") on March 31, 1995 by 50% of the fair market value of the Company's Common Stock on March 31, 1995 (the exercise price). However, upon the occurrence of any of the following events prior to March 31, 1995, these Warrants shall be null and void: (i) the 7% Notes are restructured to extend the first principal payment beyond October 1, 1999; (ii) the 7% Notes are converted to Common Stock; or (iii) payment of the 7% Notes with proceeds of a Common Stock offering or subordinated debt with no principal payments prior to October 1, 1999.

         As discussed in Note G -- Long-Term Debt, the 7% Notes were reduced from $7,379 to $3,872 based on a binding arbitration ruling. Management is pursuing all options available to avoid issuing the Contingent Lender Warrants and believes that they will be able to accomplish one of these events to render these Warrants null and void. However, should the Company be unable to achieve one of the events noted above, it would result in a non-cash charge to operations during the six month period end March 31, 1995 for the amount of the principal and accrued interest on the 7% Notes at that date ($4,130 as of September 30, 1994).

NOTE N - EXPORT SALES AND MAJOR CUSTOMERS

         Export sales to customers in foreign countries amounted to approximately $15,600, $11,800 and $0 in fiscal 1994, 1993 and the nine months ended September 30, 1992, respectively. Revenues from the Company's foreign operations approximated $8,100 in 1994 and none in 1993 and 1992. No customer accounted for 10 percent or more of sales in fiscal 1994. In fiscal 1993, the Company's three major customers accounted for 18 percent, 17 percent and 10 percent of sales.

NOTE O - TRANSACTIONS WITH RELATED PARTIES

         The Company's Chairman and Chief Executive Officer and President are owners of Aurora Management, Inc. (Aurora Management"), a private capital firm previously retained by the Company for consulting and investment banking services. During fiscal 1992, the Company agreed to pay the owners of

Aurora Management $355 in cash and issued to them warrants to purchase an aggregate of 463 shares of the Company's Common Stock at a per share price of $5.60 as compensation for certain consulting and investment banking services rendered to the Company in connection with the acquisition of Micro-C and the redemption of a certain note and preferred issued by Sport Supply Group, Inc. Such warrants have a ten year term and were completely vested upon issuance.
On September 30, 1992, the Company issued warrants to purchase an aggregate of 237 shares of its Common Stock at a per share price of $6.40 to the owners of Aurora Management and also agreed to pay Aurora Management a monthly fee of $15 (plus out of pocket expenses) for its engagement as a consultant and financial advisor to the Company from time to time. The warrants issued pursuant to this arrangement have a ten year term and vest only upon the occurrence of certain specified "Liquidity Events." The first such Liquidity Event occurred on March 22, 1993 when a majority of holders of the Company's then outstanding public warrants exercised such warrants. The occurrence of this Liquidity Event resulted in the vesting of an aggregate installment of 100 shares (or 50 shares each) of common stock underlying the warrants described in this note. The second such Liquidity Event occurred on December 30, 1993 when the Company issued certain earnout shares to the former owners of Micro-C in accordance with a Stock Purchase Agreement dated September 30, 1992. The occurrence of this second Liquidity Event resulted in the vesting of an aggregate installment of 81 shares (or 41 shares each) of Common Stock underlying the Warrants. Any such warrants that have not vested are subject to cancellation if they do not vest by September 30, 1995. During fiscal 1993 and the first quarter of fiscal 1994, the Company did not pay the Chairman and Chief Executive Officer and the President salaries as they were not employees of the Company until January 1, 1994. The Company paid Aurora Management $180 and $45 for consulting and investment banking services for fiscal 1993 and the first quarter of fiscal 1994, respectively. Additionally, the Company paid Aurora Management $200 for services rendered in the acquisition of FRS in fiscal 1993 and $303 and $21 in fiscal 1993 and the first quarter of fiscal 1994, respectively, for reimbursement of incurred expenses. The $200 was included as part of the acquisition cost of FRS. Effective January 1, 1994, the Company's Chairman and Chief Executive Officer and President became employees of the Company.


NOTE P - SUBSEQUENT EVENT

         Subsequent to year end, the Company exchanged its investment in the common stock of Riddell for the common stock of SSG. The Company has made an adequate provision as of September 30, 1994 to provide for the decline in value since the exchange date. See the 5th paragraph of Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

         In connection with obtaining the waivers and amendments to covenants under the Credit Agreement discussed in Note G -- Long-Term Debt, the Company
(i) paid the various lenders amounts totaling $100 in cash, (ii) reduced the exercise price of approximately 190 warrants previously issued to the lender from $7-5/8 to the fair market value at the time of the waiver and (iii) granted the various lenders warrants to purchase and an additional 190 shares of common stock at the fair market value. The terms of the additional warrants issued to the lenders are identical to the terms of the warrants previously issued to the lenders.

SCHEDULE I

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                   MARKETABLE SECURITIES-OTHER INVESTMENTS




                                                                                   Market Value of           Balance Sheet
                                                                                    Each Share at           Carrying Cost at
                                            Number of          Cost of each           Respective              Respective
           Description                       Shares                Share               Year-End                Year-End
                                            ---------          ------------        ---------------          ----------------
September 30, 1994
Riddell Sports Inc., Common Stock           553,000 (1)             8                   $  2.12              1,171,000 (1)

September 30, 1993
Riddell Sports Inc., Common Stock           876,000 (1)             8                   $ 3.125              2,496,000 (1)


 (1) Represents the carrying value of 799,000 shares as of September 30, 1993, respectively. Effective June 30, 1994 and September 30, 1992, the Company wrote down its historical investment in Riddell from $8 per share to $2.12 and $3.125, respectively which reflected the market price on that date. Excludes 77,000 shares with a carrying value of $240,000 as of September 30,1993 which is included in other assets.


      The carrying value of Riddell common stock was as follows:

Balance sheet caption                                          September 30, 1994                       September 30, 1993
- -----------------------------------------------------------------------------------------             ---------------------------
                                                         Number of                                    Number of
                                                          Shares           Carrying Costs              Shares      Carrying Costs
                                                         ---------         --------------             ---------    --------------
Short-term investments                                    553,000            1,171,000                 799,000        2,496,000
Net non-current assets of discontinued
  operations                                                    -                    -                  77,000          240,000
                                                          -------            ---------                 -------        ---------
                                                          553,000            1,171,000                 876,000        2,736,000
                                                          =======            =========                 =======        =========

SCHEDULE II

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
    AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND
                     EMPLOYEES OTHER THAN RELATED PARTIES


                                                 Balance at                                              Balance at End of Period
                                                 beginning                    Amounts         Amounts    ------------------------
          Name of Debtor                         of period      Additions    Collected      Written Off    Current   Noncurrent
                                                 -----------    ---------    ---------      ----------     -------   ----------
For the nine months ended September 30, 1992
      Michael J. Blumenfeld (A)                    264,000       $16,000       $280,000        $ -           $ -          $ -


(A) In 1991, the Company had a promissory note due from the President and Chairman of the Board of the Company. Interest payable at 8.5% and certain real property were pledged to secure the loan. In lieu of extending this agreement during 1992, the Company and Mr. Blumenfeld mutually agreed to offset the amount due under this agreement at September 30, 1992 against the amount due Mr. Blumenfeld in connection with his Employment Agreement.

SCHEDULE VIII

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS

                                                                         Additions
                                                                ------------------------------
                                                  Balance at     Charged to       Charged to
                                                 beginning of     costs and         other                             Balance at end
                                                    period        expenses         accounts           Deductions        of period
                                                 ------------   ------------------------------        ----------      -------------
FOR THE YEAR ENDED SEPTEMBER 30, 1994
  Allowance for doubtful accounts                 $  788,000      $  205,000      $ 300,000 (3)        $  247,000 (1)    $1,046,000
                                                                                                                         ==========

  Inventory reserves                              $  882,000      $  725,000      $ 363,000 (3)        $1,313,000        $  657,000
                                                                                                                         ==========

  Reserve for discontinued operations             $5,166,000      $2,400,000      $        -           $2,542,000        $5,024,000
                                                                                                                         ==========

FOR THE YEAR ENDED SEPTEMBER 30, 1993
  Allowance for doubtful accounts                 $  875,000      $    7,000      $ 231,000 (2)        $  325,000 (1)    $  788,000
                                                                                                                         ==========

  Inventory reserves                              $  948,000      $1,259,000      $ 500,000 (2)        $1,825,000        $  882,000
                                                                                                                         ==========

  Reserve for discontinued operations             $4,186,000      $2,234,000      $ 972,000            $2,226,000        $5,166,000
                                                                                                                         ==========

      1 Uncollectible accounts written off, net of recoveries
      2 FRS Acquisition
      3 Century Acquisition

SCHEDULE IX

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS

                                                                                      Maximum           Average       Weighted
                                                                        Weighted       amount            amount        average
                                                                        Average      outstanding       outstanding    interest
                                                      Balance at end    Interest       during            during       rate during
Category of Aggregate Short-Term Borrowings              of period       Rate        the period        the period     the period
- -------------------------------------------           --------------   ---------     ----------       ------------   ------------
FOR THE YEAR ENDED SEPTEMBER 30, 1994

      Banks                                            $      -           7.54%      $ 3,171,438       $  931,803       11.82%

FOR THE YEAR ENDED SEPTEMBER 30, 1993

      Banks                                            $  4,777,438       7.82%      $ 4,777,438       $  629,034        5.08%

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1992

      Banks                                            $  1,950,000       8.13%      $ 1,950,000       $1,950,000        8.13%
      Other                                            $     22,000       6.50%      $   125,000       $   74,000        6.50%


      Other borrowings consisted primarily of a short-term loan to finance certain annual insurance premium payments and financing of security purchases. Weighted average interest rate and average amount outstanding during the periods were determined based on the average outstanding balances at each month-end. The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.

SCHEDULE X

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                                                             Charged to Cost and
              Item                                                                 Expenses
- -------------------------------------------------------------------------------------------------

Year ended September 30, 1994
 Amortization of intangible assets                                               $ 4,539,000
                                                                                 ===========

Year ended September 30, 1993
 Amortization of intangible assets                                               $ 1,284,000
                                                                                 ===========




   Note: All other expense categories required by this schedule are omitted because they are less 1% of revenue.

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment #1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 6, 1995

                                       AURORA ELECTRONICS, INC.


                                       By:   /s/ John P. Grazer
                                             -----------------------------------
                                             John P. Grazer,
                                             Chief Financial Officer and
                                             Senior Vice President, Finance and
                                             Administration (Principal
                                             Accounting and Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                               Description of Exhibits                               Page
- -------           --------------------------------------------------------------           ----
 3.1              The Restated Certificate of Incorporation of the Company, as              --
                  amended (incorporated by reference from Exhibit 3.1 to the
                  Company's Transition Report on Form 10-K for the transition period from December 31, 1991 to September 30, 1992).

 3.2              Bylaws of the Company, as amended (incorporated by reference              --
                  from Exhibit 4.2 to the Company's Registration
                  Statement on Form S-8 (Registration No. 33-79426).

 4.1              Indenture between the Company and MBank Dallas, National                  --
                  Association relating to the Company's 7-3/4% Convertible
                  Subordinated Debentures due 2001, including form of Debenture
                  (incorporated by reference from Exhibit 4.1 to the Company's
                  Registration Statement on Form S-2 (Registration No.
                  33-4276)).

 4.2              First Supplemental Indenture relating to the Company's 7-3/4%             --
                  Convertible Subordinated Debentures, dated December 1, 1987, between the Company and MTrust Corp., National Association, appointing MTrust Corp. as successor trustee to MBank Dallas
                  (incorporated by reference from Exhibit 4.2 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended September
                  30, 1993).

 4.3              Tripartite Agreement relating to the Company's 7-3/4%                     --
                  Convertible Subordinated Debentures, dated as of January 7,
                  1990, by and among MTrust Corp., National Association,
                  Ameritrust Texas N.A., and the Company (incorporated by
                  reference from Exhibit 4.3 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1989).

 4.4              Second Supplemental Indenture relating to the Company's 7-3/4%            --
                  Convertible Subordinated Debentures, dated to be effective as of November 30, 1992, between the Company and Society National
                  Bank (incorporated by reference from Exhibit 4.4 to the
                  Company's Post- Effective Amendment No. 1 to Registration
                  Statement on Form S-3 (No. 33-32377)).

 4.5              Indenture, dated as of November 15, 1989, between the Company             --
                  and Ameritrust Texas N.A. (formerly MTrust Corp., National
                  Association), relating to the Company's 9-1/4% Senior
                  subordinated Notes due 1996, including form of Note
                  (incorporated by reference from Exhibit (a) (1) to Schedule
                  13E-3 filed October 19, 1989).

Exhibit
Number                               Description of Exhibits                               Page
- -------           --------------------------------------------------------------           ----
 4.6              First Supplemental Indenture relating to the Company's 9-1/4%             --
                  Senior Subordinated Notes due 1996, dated as of June 29,
                  1990, by and between Ameritrust Texas, N.A. and the Company
                  (incorporated by reference to Exhibit 4 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1990).

 4.7              Agreement relating to the Company's 9-1/4% Senior                         --
                  Subordinated Notes due 1996, dated March 31, 1991, among the
                  Company, Ameritrust Texas N.A. and American Stock Transfer &
                  Trust Company (incorporated by reference from Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991).

 4.8              Second Supplemental Indenture relating to the Company's                   --
                  9-1/4% Senior Subordinated Notes due 1996, dated to be
                  effective as of November 30, 1992, between the Company and
                  American Stock Transfer & Trust Company (incorporated by
                  reference from Exhibit 4.8 to the Company's Post- Effective
                  Amendment No. 1 to Registration Statement on Form S-3 (No.
                  33-32377)).

 4.9              Forms of Warrants to Messrs. Lahar and Cowart, two of which               --
                  are dated August 8, 1992, and one of which is dated September
                  30, 1992 (incorporated by reference from Exhibit 10.17 to the
                  Company's Transition Report on Form 10-K for the transition period from December 31, 1991 to September 30, 1992).

 4.10             Common Stock Purchase Warrant (Paribas), Form of Warrant to               --
                  Purchase 94,903 Shares of Common Stock of Aurora Electronics,
                  Inc., dated May 12, 1994, issued to each of Banque Paribas and Banque Indosuez (incorporated by reference from Exhibit
                  4.2 to the Company's Report on Form 8-K dated May 26, 1994).

 4.11             Common Stock Warrant (Lender) Banque Indosuez, Form of                    --
                  Warrant to Purchase Shares of Common Stock of Aurora
                  Electronics, Inc., dated May 12, 1994, issued to each of
                  Banque Paribas, Banque Indosuez and Union Bank (incorporated by reference from Exhibit 4.3 to the Company's Report on Form
                  8-K dated May 26, 1994).

10.1              Aurora Electronics, Inc. 1993 Stock Option Plan, as amended               --
                  by Amendment No. 1 dated to be effective as of March 1, 1994 and by Amendment No. 2 dated to be effective as of March 1,
                  1994 (incorporated by reference from Exhibit 4.3 to the
                  Company's Registration Statement on Form S-8 (Registration
                  No. 33-79426)).

Exhibit
Number                               Description of Exhibits                               Page
- -------           --------------------------------------------------------------           ----
10.2              Form of Indemnification Agreement entered into between the                --
                  Company and each of the directors of the Company
                  (incorporated by reference from Exhibit 10.3 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1991).

10.3              Letter Agreement, dated August 5, 1993, between the Company               --
                  and Robert G. Allison relating to employment (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended September 30, 1993).

10.4              Letter Agreement, dated March 19, 1993, between the Company               --
                  and John P. Grazer relating to employment (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended September 30, 1993).

10.5              Letter Agreement, dated March 1, 1994, between the Company                --
                  and Jim C. Cowart relating to employment.

10.6              Letter Agreement, dated March 1, 1994, between the Company                --
                  and David A. Lahar relating to employment.

10.7              Standard Multi-Tenant Net Lease, dated November 3, 1992, by               --
                  and between Sorrento Mesa Properties, Inc. and Micro-C
                  Corporation (now Aurora Electronics Group, Inc.)
                  (incorporated by reference from Exhibit 10.7 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1993).

10.8              Standard Industrial Lease - Net, dated March 27, 1984, by and             --
                  between Northgate Investment Company (now David Pick) and
                  Repair Services, Inc.  (now Aurora Electronics Group, Inc.)
                  (incorporated by reference from Exhibit 10.8 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  September 30, 1993).

10.9              Standard Industrial / Commercial Single Tenant Lease - Net                --
                  dated November 30, 1994, by and between The Equitable Life
                  Assurance Society of the United States and Aurora Electronics
                  Group, Inc.

10.10             Standard Lease Agreement dated October 27, 1992, by and                   --
                  between Crow-Brindell-Mitchell and Aurora Electronics Group,
                  Inc. as Assignee of CCB Computer Brokers, Inc. d/b/a Century
                  Computer Services, Inc.

10.11             Lease Agreement Shelby Distribution Center dated November 11,             --
                  1994 by and between J. Shea Leatherman, William A.
                  Leatherman, Jr., Irwin L.  Zanone and Aurora Electronics
                  Group, Inc.

Exhibit
Number                               Description of Exhibits                               Page
- -------           --------------------------------------------------------------           ----
10.12             Lease dated July 14, 1988, by and between American National               --
                  Bank and Trust Company of Chicago and BSN Corp. (now Aurora
                  Electronics, Inc.)

10.13             Form of Tax Indemnity Agreement by and between the Company                --
                  and SSG (incorporated by reference from Exhibit 10.9 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1991).

10.14             Stock Purchase Agreement, dated as of September 30, 1992, by              --
                  and among the Company, Robert E. Morris and Norma J. Morris,
                  Trustees of the Robert and Norma Morris Family Trust and The
                  Robert and Norma Morris Charitable Remainder Unitrust
                  (incorporated by reference from Exhibit 2.1 to Form 8-K filed on October 19, 1992).

10.15             Merger Agreement and Plan of Reorganization, dated September              --
                  12, 1993, by and between the Company and FRS, Inc.
                  (incorporated by reference from Exhibit 2.1 to the Company's
                  Current Report on Form 8-K, dated October 15, 1993).

10.16             Asset Purchase Agreement, dated March 15, 1994 to be                      --
                  effective as of March 1, 1994, as amended, by and among the
                  Company, Aurora Electronics Group, Inc. and CCB Computer
                  Brokers, Inc. and CCM Computers International, Ltd.
                  (incorporated by reference from Exhibit (b)(1) to the
                  Company' Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1994).

10.17             Senior Secured Credit Agreement dated as of May 12, 1994, by              --
                  and among Aurora Electronics Group, Inc., Banque Paribas,
                  Banque Indosuez, Union Bank and Banque Paribas, as Agent
                  (incorporated by reference from Exhibit 4.1 to the Company's
                  Report on Form 8-K dated May 26, 1994).

10.17.1           First Amendment to Senior Secured Credit Agreement and First              --
                  Amendment to Guaranty dated as of December 27, 1994, by and among Aurora Electronics Group, Inc., Aurora Electronics,
                  Inc., Banque Paribas as Agent on behalf of itself, Banque
                  Indosuez and Union Bank.

10.18             Aurora Electronics, Inc. 401-K Plan (incorporated by                      --
                  reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).

11                Computation of Earnings Per Share                                         --


  Exhibit
  Number                                      Description of Exhibits                                 Page
  ------             ----------------------------------------------------------------                 ----
   21.1              Subsidiaries of the Company:
                                                                       JURISDICTION
                                   NAME                              OF INCORPORATION
                     -------------------------------                 ----------------
                     Aurora Electronics Group, Inc.                      California
                     Aurora Electronics Limited                          United Kingdom
                     Micro-C (Barbados) Ltd.                             Barbados

  *23.1              Consent of Arthur Andersen LLP                                                   39

- --------------------
*Filed herewith.