Form 10-Q
period 1994-12-31
AURORA ELECTRONICS INC
filed 1995-02-14
CIK 319237

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 -------------

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1994

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

                               Yes  [X]     No  [ ]

    Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of February 9, 1995.

 Title of Each Class of Common Stock           Number Outstanding
 -----------------------------------           ------------------
    Common Stock, $0.03 par value               7,475,325 shares

                                       Page 1 of 14 sequentially numbered pages.
                                           Index to Exhibits appears on page 12.

================================================================================

                                     INDEX

PART I.        FINANCIAL INFORMATION                                           Page
Item 1.        Financial Statements

               Consolidated Balance Sheets                                       3

               Consolidated Statements of Operations                             4

               Consolidated Statements of Cash Flows                             5

               Notes to Unaudited Consolidated Financial Statements              6

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                             8


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                 10

               Signatures                                                       11

               Index to Exhibits                                                12

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                 (UNAUDITED)

                                                                                December 31,         September 30,
                                                                                    1994                  1994
                                                                                ------------         -------------
                                   ASSETS

Current assets:
  Cash and cash equivalents                                                       $    366            $   1,539
  Short-term investments                                                             1,171                1,171
  Trade receivables, less allowance for doubtful accounts
    of $1,117 and $1,046, respectively                                              16,421               16,841
  Inventories                                                                       10,126                9,445
  Deferred income taxes                                                              4,454                5,038
  Other current assets                                                               1,305                1,067
                                                                                  --------            ---------
Total current assets                                                                33,843               35,101

Property, plant and equipment, net                                                   5,922                6,075
Intangible and other assets                                                         61,286               61,751
                                                                                  --------             --------
      Total assets                                                                $101,051             $102,927
                                                                                  ========             ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                               $  5,629             $  5,622
  Accounts payable                                                                  11,173               11,583
  Accrued compensation                                                               1,567                1,763
  Accrued acquisition expenses                                                         838                  900
  Accrued interest                                                                     360                  980
  Reserve for discontinued operations                                                4,986                5,024
  Other current liabilities                                                            378                  601
                                                                                  --------             --------
Total current liabilities                                                           24,931               26,473
                                                                                  --------             --------
Long-term debt                                                                      48,340               49,551
                                                                                  --------             --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, 1,000 shares authorized, none issued                                  -                    -
  Common stock, 8,097 and 8,020 shares issued, respectively                            242                  240
  Additional paid-in capital                                                        61,825               61,827
  Accumulated deficit                                                              (28,423)             (29,300)
  Treasury stock, at cost, 561 shares                                               (5,864)              (5,864)
                                                                                  --------             --------
Total stockholders' equity                                                          27,780               26,903
                                                                                  --------             --------
      Total liabilities and stockholders' equity                                  $101,051             $102,927
                                                                                  ========             ========

  The accompanying notes are an integral part of these financial statements.

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                 (UNAUDITED)

                                                                                           Three months ended
                                                                                              December 31,
                                                                                       -------------------------
                                                                                         1994              1993
                                                                                       -------           -------
Net revenues                                                                           $37,761           $21,248
Cost of sales                                                                           27,770            17,144
                                                                                       -------           -------
Gross profit                                                                             9,991             4,104

Selling, general and administrative expenses                                             6,666             1,883
Amortization of intangibles                                                                428               386
Program development costs                                                                   --               233
                                                                                       -------           -------
Operating income                                                                         2,897             1,602

Interest expense                                                                        (1,347)             (556)
Income from investments in unconsolidated affiliates                                        --                17
Other income (expense), net                                                                (89)               81
                                                                                       -------           -------
Earnings from continuing operations before provision for income taxes                    1,461             1,144

Provision for income taxes                                                                 584               436
                                                                                       -------           -------
Net income                                                                             $   877           $   708
                                                                                       =======           =======
Earnings per share of common stock                                                     $  0.11           $  0.10
                                                                                       =======           =======
Weighted average number of common and common equivalent shares                           8,060             7,338
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

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)

                                                                                         For the three months
                                                                                          ended December 31,
                                                                                       -------------------------
                                                                                         1994              1993
                                                                                       -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $   877           $   708
    Adjustments to reconcile net income to net cash flows
      from operating activities:
      Foreign currency translation                                                           -               (22)
      Depreciation and amortization                                                        902               655
      Gain on sale of securities                                                             -               (17)
      Changes in assets and liabilities, net of acquisitions:
        Trade receivables, inventories and other assets                                     36            (3,482)
        Accounts payable and other liabilities                                            (889)           (1,396)
        Accrued interest and income taxes receivable/payable                              (620)                -
                                                                                       -------           -------
    Net cash flows from continuing operations                                              306            (3,554)

    Net cash flows from discontinued operations                                            (38)           (1,308)
                                                                                       -------           -------
  Net cash flows from operating activities                                                 268            (4,862)
                                                                                       -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                                            (226)             (653)
  Additional investment costs                                                              (10)                -
  Proceeds from sales of marketable securities and SSG note                                  -               481
                                                                                       -------           -------
  Net cash flows from investing activities                                                (236)             (172)
                                                                                       -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on debt                                                                       (1,021)                -
  Purchases of treasury stock                                                                -              (225)
  Repayments under line of credit                                                         (184)           (1,839)
                                                                                       -------           -------
  Net cash flows from financing activities                                              (1,205)           (2,064)
                                                                                       -------           -------
Net change in cash and cash equivalents                                                 (1,173)           (7,098)

Cash and cash equivalents at beginning of period                                         1,539            16,201
                                                                                       -------           -------
Cash and cash equivalents at end of period                                             $   366           $ 9,103
                                                                                       =======           =======

  The accompanying notes are an integral part of thesse financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

NOTE A.  BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K/A for the year ended September 30, 1994.

         The accompanying unaudited consolidated financial statements include the accounts of Aurora Electronics, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain operating segments that have been sold and segments for which a plan of disposal had been adopted as of September 30, 1992 have been reported as discontinued operations. In the opinion of management, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1994 and the results of operations and cash flows for the periods shown. Investments in affiliated companies are included based upon the equity or cost methods of accounting, as appropriate. Operating results for the interim period ending December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending September 30,1995.

NOTE B.   ACQUISITIONS

Micro - C Corporation ("Micro-C")

           Pursuant to the terms of the purchase agreement for the acquisition of Micro-C, the Company was required to pay certain additional consideration to the sellers of Micro-C based upon Micro-C's annual operating results and revenues during a three year period beginning with the fiscal year ended September 30, 1993. As a result of actual operating results achieved by Micro-C during the year, the Company issued 77,414 and 60,820 shares of common stock on December 31, 1994 and 1993, respectively.

Century Computer Marketing ("Century")

           Effective March 1, 1994, the Company acquired substantially all of the assets and liabilities of Century. Century is a distributor of new and refurbished spare parts to the computer maintenance market, supporting the products of over 500 manufactures. Pursuant to the terms of the Asset Purchase Agreement the total consideration paid to Century was approximately $29 million in cash and $4.7 million in common stock of the Company. The Company financed the acquisition of Century with proceeds from a new five year $25 million bank term loan facility and internally generated cash.

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

NOTE D.   INVENTORIES

         Inventories at December 31, 1994, and September 30, 1994 include material, labor and overhead and consist of the following:

                                                  December 31, 1994        September 30, 1994
                                                  -----------------        ------------------
Spare and repair parts                                $   462                    $1,083
Work in process                                           533                     1,152
Finished goods and purchased product                    9,131                     7,210
                                                      -------                    ------
  Total Inventories                                   $10,126                    $9,445
                                                      =======                    ======

NOTE E.   CONCENTRATION RISK

         During the three months ended December 31, 1994, the Company derived approximately 22% of its revenues from material received by one supplier, as compared to 51% for the three months ended December 31, 1993. In December 1994, this major supplier indefinitely suspended the program under which it supplied the integrated circuits to the Company. Although the Company was able to obtain in total an acceptable supply of materials from this major supplier and new suppliers during the three months ended December 31, 1994, there can be no assurance that the Company will be able to secure a continued supply in the future. In the event these new relationships do not provide the expected levels of revenue and profits, or the Company's major supplier does not resume its shipments to the Company, there would be a substantial negative effect on the Company's business and results of operations.

NOTE F.   GOODWILL

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

NOTE G.   COMMITMENTS AND CONTINGENCIES

Settlement of Class Action Complaint

         In the fourth quarter of fiscal 1994, the Company recorded a charge to operations in the amount of $1,693 to reflect a preliminary agreement to settle a securities class action complaint against the Company. The settlement requires the Company to issue $1,250 of common stock valued at fair market value at the time of issuance and $250 in cash. The balance of the settlement of $1,500 will be funded by the Company's insurer. In addition, legal fees incurred during the year of $193 relating to this complaint were included in the charge to operations. The settlement is subject to mutually agreeable settlement documents and court approval.

Indemnification Claim

         In accordance with the stock purchase agreement relating to the Micro-C acquisition, the Company and the former owners of Micro-C (who currently beneficially own directly and indirectly, through ownership of the 7% Subordinated Convertible Promissory Notes ("7% Notes", 9.7% of the Company's Common Stock), submitted to arbitration a dispute concerning a claim by the Company against the former owners for indemnification under the stock purchase agreement. On December 27, 1994, the arbitrator awarded the Company $3,507 in damages, a portion of the interest previously paid on the 7% Notes and attorneys fees and costs. Although the final resolution is subject to a future hearing, the Company has recorded the $3,507 damages portion of the arbitration award as a reduction in the principal balance of the 7% Notes and a corresponding reduction in cost in goodwill, net of expenses of $500.

Contingent Lender Warrants

         The Company's lenders are entitled to additional Warrants (Contingent Lender Warrants) calculated by dividing the balance of the outstanding principal and accrued interest on the 7% Notes on March 31, 1995 by 50% of the fair market value of the Company's Common Stock on March 31, 1995 (the exercise price). However, upon the occurrence of any of the following events prior to March 31, 1995, these Warrants shall be null and void: (i) the 7% Notes are restructured to extend the first principal payment beyond October 1, 1999;
(ii) the 7% Notes are converted to Common Stock; or (iii) payment of the 7% Notes with proceeds of a Common Stock offering or subordinated debt with no principal payments prior to October 1, 1999.

         As discussed above the 7% Notes were reduced from $7,379 to $3,872 based on the arbitration ruling described above. Management is pursuing various alternatives to render the Contingent Lender Warrants null and void, or otherwise re-negotiate the terms of the Contingent Lender Warrants. Management believes they will be successful in achieving one of these alternatives. However, should the Company be unable to achieve one of the events noted above, or re-negotiate the terms of the Contingent Lender Warrants, the Company will incur a non-cash charge to operations during the six month period ending March 31, 1995 for the amount of the principal and accrued interest on the 7% Notes at that date (approximately $3,918 as of December 31, 1994).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (In thousands, except share data)

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1994 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1993

         Net revenues for the three months ended December 31, 1994 were $37,761 as compared to $21,248 in net revenues for the three months ended December 31, 1993. Approximately $12,000 of the increase in revenues was due to the addition of the Century business. The increase also reflects a combined 37.9% growth in revenues generated by the ARS and Premier Computer Products divisions and offsets a decrease in the repair business revenues.

         Gross profit for the three months ended December 31, 1994 was $9,991 or 26.5% of net revenue as compared to $4,104 in gross profit for the three months ended December 31, 1993 or 19.3% of net revenue. The gross profit dollars and the gross profit as a percentage of net revenues increased from the comparable quarter last year due to the addition of the Century business.

         Selling, general and administrative expenses for the three months ended December 31, 1994 were $6,666, or 17.7% of revenues as compared to $1,883 or 8.9% for the comparable 1993 period. The increase of $4,783. was primarily due to the addition of the Century business, which, although it generates a higher gross profit, the business has a historically higher SG&A cost structure when compared to the other divisions of the Company. In addition, the Company has made investments in systems and in the number of employees and related expenses required to support the growth in the Company's operations.

         Amortization expense, a component of operating expenses, was $428 or 1.1% of revenues as compared to $386 or 1.8% for the comparable 1993 period. This $42 increase was caused by the increase in intangible assets resulting from the acquisition of Century but was partially offset by the write-off of the non-compete agreement taken in fiscal 1994 for the Micro-C acquisition.

         During the quarter, there were no program development costs for the three months ended December 31, 1994 as compared to $233 or 1.1% of revenues for the comparable 1993 period. The decrease is related to completed development of a new service line to complement the existing repair business during fiscal year ended September 30, 1994.

         Net interest expense for the three months ended December 31, 1994 was $1,347 or 3.6% of revenues as compared to $556 or 2.6% of revenues for the comparable 1993 period. The increase of $791 was primarily due to additional debt incurred as a result of the acquisition of Century during fiscal year 1994.

         Net income for the three months ended December 31, 1994 was $877 or 2.3% of revenues, as compared to net income of $708 or 3.3% for the comparable period in 1993. The decrease in the net income as a percentage of revenue is due to higher interest expense as a result of the increases in the interest rate and Company borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment, costs resulting from the consolidation of its businesses, and required debt principal payments. The Company's working capital was $8,912 as of December 31, 1994, compared to $8,628 as of September 30, 1994. The Company has financed acquisitions to date using bank debt, internally generated cash and issuances of common stock.

         As of December 31, 1994, the Company held 86,000 shares of the outstanding common stock of Sport Supply Group, Inc. ("SSG" - NYSE). Based on the current market price of SSG common stock, the value of these shares is approximately $1,171. The Company disposed of its holdings in SSG during January 1995 and used the proceeds to reduce the revolving line of credit.

         Other than the funds required for the anticipated move of certain facilities and certain operations during fiscal 1995 and funds for the remaining discontinued operations, the Company had no material capital commitments at December 31, 1994.

         Management believes that cash on hand, cash flows from operations, and funds available under its credit facilities will be sufficient to meet the Company's operating requirements, integration plans, capital commitments and the required principal payments on the long-term debt.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Inapplicable.

Item 2.   Changes in Securities

          Inapplicable.

Item 3.   Defaults Upon Senior Securities

          Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Inapplicable.

Item 5.   Other Information

          Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K

                   ITEM                                                                                    PAGE
                   ----                                                                                    ----
         (a)(1)    Exhibit 11  --  Computation of Per Share Earnings                                        13

         (a)(2)    Exhibit 27  --  Financial Data Schedule                                                  14

         (b)(1)    A Current Report on Form 8-K, dated December 13, 1994, was filed to report the indefinite suspension of reduced specification integrated circuits from the Company's largest supplier.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AURORA ELECTRONICS, INC.

February 14, 1995                         By:  /s/John P. Grazer
                                               -------------------------------
                                               John P. Grazer,
                                               Senior Vice President-Finance
                                               and Administration and
                                               Chief Financial Officer
                                               (Principal Accounting and
                                               Financial Officer)

                               INDEX TO EXHIBITS

    Item                                Description of Exhibits                                       Page
    ----                                -----------------------                                       ----
Exhibit 11               Computation of Per Share Earnings                                             13
Exhibit 27               Financial Data Schedule -- Article 5 of Regulation S-X                        14