Form 10-Q
period 1995-04-02
AURORA ELECTRONICS INC
filed 1995-05-16
CIK 319237

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q



       (MARK ONE)
          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended April 2, 1995
                                      OR
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

                    Yes  [x]    No  [ ]

    Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of May 10, 1995.


  Title of Each Class of Common Stock          Number Outstanding
  -----------------------------------          ------------------
     Common Stock, $0.03 par value             7,486,845 shares

================================================================================

                                     INDEX

                                                                                           PAGE
PART I.             FINANCIAL INFORMATION
Item 1.             Financial Statements
                    Consolidated Balance Sheets                                              3
                    Consolidated Statements of Operations                                    4
                    Consolidated Statements of Cash Flows                                    5
                    Notes to Unaudited Consolidated Financial Statements                     6
Item 2.
                    Management's Discussion and Analysis of Financial                        8
                       Condition and Results of Operations

PART II.            OTHER INFORMATION
Item 4.             Submission of Matters to Vote of Security Holders                       11
Item 6.             Exhibits and Reports on Form 8-K                                        12
Signatures                                                                                  13
Index to Exhibits                                                                           14

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       April 2,     September 30,
                                                                         1995           1994
                                                                       --------     -------------
                                        ASSETS

Current assets:
  Cash and cash equivalents                                              $    267       $  1,539
  Short-term investments                                                       --          1,171
  Trade receivables, less allowance for doubtful accounts
   of $1,157 and $1,046, respectively                                      16,914         16,841
  Inventories                                                              10,354          9,445
  Deferred income taxes                                                     4,477          5,038
  Other current assets                                                      1,284          1,067
- ------------------------------------------------------------------------------------------------
Total current assets                                                       33,296         35,101

Property, plant and equipment, net                                          5,885          6,075
Intangible and other assets                                                59,408         61,751
- ------------------------------------------------------------------------------------------------
     Total assets                                                        $ 98,589       $102,927
================================================================================================


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                      $  5,229       $  5,622
  Accounts payable                                                         10,054         11,583
  Accrued compensation                                                      1,815          1,763
  Accrued acquisition expenses                                                733            900
  Accrued interest                                                            724            980
  Reserve for discontinued operations                                       4,522          5,024
  Other current liabilities                                                   379            601
- ------------------------------------------------------------------------------------------------
Total current liabilities                                                  23,456         26,473
- ------------------------------------------------------------------------------------------------
Long-term debt                                                             47,104         49,551
- ------------------------------------------------------------------------------------------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, 1,000 shares authorized, none issued                        --             --
  Common stock, 8,097 and 8,020 shares issued, respectively                   242            240
  Additional paid-in capital                                               61,825         61,827
  Accumulated deficit                                                     (28,174)       (29,300)
  Treasury stock, at cost, 561 shares                                      (5,864)        (5,864)
- ------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 28,029         26,903
- ------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                         $ 98,589       $102,927
================================================================================================

The accompanying notes are an integral part of these financial statements.

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                      Three months ended           Six months ended
                                                                     ---------------------      ----------------------
                                                                     April 2,    March 31,      April 2,     March 31,
                                                                       1995        1994           1995         1994
                                                                     --------    ---------      --------     ---------
Net revenues                                                         $37,707      $31,002        $75,468       $52,250
Cost of sales                                                         28,505       24,581         56,275        41,725
- ----------------------------------------------------------------------------------------------------------------------
Gross profit                                                           9,202        6,421         19,193        10,525

Selling, general and administrative expenses                           7,123        3,659         13,789         5,534
Amortization of intangibles                                              427          463            855           857
Program development costs                                                 --          398             --           631
- ----------------------------------------------------------------------------------------------------------------------
Operating income                                                       1,652        1,901          4,549         3,503

Interest expense                                                      (1,381)        (761)        (2,728)       (1,317)
Income from investments in unconsolidated affiliates                      --           --             --            17
Other income (expense), net                                               --           57            (89)          138
- ----------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                 271        1,197          1,732         2,341

Provision for income taxes                                                22          406            606           842
- ----------------------------------------------------------------------------------------------------------------------
Net income                                                           $   249      $   791        $ 1,126       $ 1,499
======================================================================================================================
Earnings  per share of common stock                                  $  0.03      $  0.11        $  0.14       $  0.20
======================================================================================================================
Weighted average number of common and common equivalent shares         8,095        7,414          8,078         7,376
======================================================================================================================


The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                                         For the six months ended
                                                                                        ---------------------------
                                                                                        April 2,          March 31,
                                                                                          1995              1994
                                                                                        --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                                                             $ 1,126            $ 1,499
  Adjustments to reconcile net income to
   net cash flows from operating activities:
     Depreciation and amortization                                                        1,841              1,406
     Gain on sale of securities                                                              --                (17)
     Changes in assets and liabilities, net of acquisitions:
     Trade receivables, inventories and other assets                                     (1,037)            (2,064)
     Accounts payable and other liabilities                                              (1,865)            (4,127)
     Accrued interest and income taxes deferred, receivable or payable                      305             (1,162)
- ------------------------------------------------------------------------------------------------------------------
  Net cash flows from continuing operations                                                 370             (4,465)

  Net cash flows from discontinued operations                                              (502)               402
- ------------------------------------------------------------------------------------------------------------------
 Net cash flows from operating activities                                                  (132)            (4,063)
- ------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment                                              (556)            (1,991)
 Additional investment costs                                                                (10)                --
 Proceeds from sales of marketable securities and SSG note                                1,171                481
- ------------------------------------------------------------------------------------------------------------------
 Net cash flows from investing activities                                                   605             (1,510)
- ------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on debt                                                                        (2,168)                --
 Purchases of treasury stock                                                                 --               (225)
 Changes in borrowings under line of credit                                                 423             (2,455)
- ------------------------------------------------------------------------------------------------------------------
 Net cash flows from financing activities                                                (1,745)            (2,680)
- ------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                  (1,272)            (8,253)
Cash and cash equivalents at beginning of period                                          1,539             16,201
- ------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $   267            $ 7,948
==================================================================================================================

The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

NOTE A.  BASIS OF PRESENTATION
- -------  ---------------------

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

         The accompanying unaudited consolidated financial statements include the accounts of Aurora Electronics, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain operating segments that have been sold and segments for which a plan of disposal had been adopted as of September 30, 1992 have been reported as discontinued operations. In the opinion of management, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1994 and the results of operations and cash flows for the periods shown. Investments in affiliated companies are included based upon the equity or cost methods of accounting, as appropriate. Operating results for the interim period ending April 2, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30,1995.

NOTE B.  FISCAL PERIOD
- -------  -------------

         Effective fiscal 1995, the Company adopted a 52-53 week year ending on September 30. Consequently, the second fiscal quarter ended on April 2, 1995.

NOTE C.  ACQUISITIONS
- -------  ------------

Micro - C Corporation ("Micro-C")
- ---------------------------------

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

Century Computer Marketing ("Century")
- --------------------------------------

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

NOTE D.  EARNINGS PER SHARE OF COMMON STOCK
- -------  ----------------------------------

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

NOTE E.  INVENTORIES
- -------  -----------

         Inventories consisted of the following:

                                        APRIL 2, 1995     SEPTEMBER 30, 1994
                                        -------------     ------------------
Spare and repair parts                      $1,751              $1,083
Work in process                              1,374               1,152
Finished goods and purchased product         7,229               7,210
                                           -------              -------
  Total Inventories                        $10,354              $9,445
                                           =======              ======

NOTE F.  CONCENTRATION RISK
- -------  ------------------

         During the three and six months ended April 2, 1995, the Company derived approximately 11.3% and 16.4% of its revenue from material received from one supplier. This compares to 49.5% and 49.8% for the three and six months ended March 31, 1994. In December 1994, this major supplier indefinitely suspended the program under which it supplied reduced specification integrated circuits to the Company. Although the Company was able to obtain in total an acceptable supply of materials from this major supplier and new suppliers during the three and six months ended April 2, 1995, there can be no assurance that the Company will be able to secure a continued supply in the future. In the event these new relationships do not provide the expected levels of revenue and profits, there would be a substantial negative effect on the Company's business and results of operations.

NOTE G.  GOODWILL
- -------  --------

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

NOTE H.  COMMITMENTS AND CONTINGENCIES
- -------  -----------------------------

Settlement of Class Action Complaint
- ------------------------------------

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

Indemnification Claim
- ---------------------

         In accordance with the stock purchase agreement relating to the Micro-C acquisition, the Company and the former owners submitted to arbitration a dispute concerning a claim by the Company against the former owners for indemnification under the stock purchase agreement. On April 12, 1995, the arbitrator awarded the Company $4,731 in damages, interest and attorneys fees and costs. The Company has recorded the $4,731 arbitration award as a reduction in the principal balance of the 7% Notes and a corresponding reduction in cost of goodwill, net of expenses.

Contingent Lender Warrants
- --------------------------

         During the quarter ended April 2, 1995, the Company re-negotiated the additional common stock purchase warrants previously issued to the Company's Senior bank lenders ("Contingent Warrants"). As re-negotiated, the Contingent Warrants are warrants to purchase shares of common stock at an exercise price equal to 50% of the Fair Market Value (as defined in the Warrant Agreements governing the Contingent Warrants) of one share of Common Stock as of the exercise date ("Exercise Price"). If any amount is past due under the 7% Notes and a holder of the 7% Notes accelerates, demands payment or takes other enforcement action, the number of shares underlying the Contingent Warrants is equal to the balance of principal and accrued and unpaid interest outstanding under the 7% Notes as of the exercise date, divided by the Exercise Price. If any amount is past due under the 7% Notes and a holder of the 7% Notes has not accelerated, demanded payment or taken other enforcement action, the number of shares underlying the Contingent Warrants is equal to the amount past due for principal and interest under the 7% Notes as of the exercise date, divided by the Exercise Price. The aggregate principal balance of the 7% Notes has been reduced from $7,379 to $2,648 as a result of the arbitration award described above under Indemnification Claim. The Contingent Warrants will be nullified in proportional amount to the extent of principal and accrued and unpaid interest then payable if, prior to September 30, 1995, 1996 or 1997 (the principal payment dates under the 7% Notes), (i) the 7% Notes are restructured so that the principal payment due on that payment date is canceled or rescheduled to fall after October 1, 1999, (ii) the principal payment due on that payment date is converted into Common Stock, or (iii) the principal payment due on a payment date is prepaid with the proceeds of the issuance of Common Stock or subordinated debt under which no principal payment is required until after October 1, 1999.

         Management is pursuing various alternatives to render the Contingent Lender Warrants null and void. However, should one of the events noted above not occur before each one of the three principal payments dates under the 7% Notes the Company will incur a non-cash charge to operations during the quarters ended September 30, 1995, 1996 and 1997, respectively, for the amount of the principal and accrued interest on the 7% Notes then due and payable at that date (approximately $883 as of September 30, 1995 assuming non acceleration of the 7% Notes).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (In thousands, except share data)
         -------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 2, 1995 AS COMPARED TO THE
- ---------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1994
- ---------------------------------

         Net revenues for the three months ended April 2, 1995 were $37,707 as compared to $31,002 in net revenues for the three months ended March 31, 1994. The increase was due primarily to the inclusion of the Century business for a full three months for the current quarter ($13,200) compared to only one month in the comparable 1994 period ($4,900). Revenues also reflect a 36% growth in revenues generated by the Asset Recovery Services division ("ARS"), which was more than offset by a 57% decrease in the Century division's repair business revenues.

         Gross profit for the three months ended April 2, 1995 was $9,202 or 24.4% of net revenue as compared to $6,421 in gross profit for the three months ended March 31, 1994 or 20.7% of net revenue. The gross profit dollars and the gross profit as a percentage of net revenues increased from the comparable quarter last year due to the full three months inclusion of the Century business, the increased volume in the ARS division and margin improvement due to higher yields and product mix in the Premier Computer Products division ("Premier"). This increase was offset by a significant decrease in gross profit dollars in Century's repair business.

         Selling, general and administrative expenses for the three months ended April 2, 1995 were $7,123, or 18.9% of revenues as compared to $3,659 or 11.8% for the comparable 1994 period. The increase of $3,464 was primarily due to the inclusion of three months of Century's expenses compared to one month in the 1994 period. In addition, the Company has made significant investments in systems and employees required to support the growth in the Company's operations.

         Amortization expense for the three months ended April 2, 1995 was $427 or 1.1% of revenues as compared to $463 or 1.5% for the comparable 1994 period.

         During the quarter, there were no program development costs for the three months ended April 2, 1995 as compared to $398 or 1.3% of revenues for the comparable 1994 period. This reflects the completed development of a new service line to complement the existing repair business during the fiscal year ended September 30, 1994.

         Net interest expense for the three months ended April 2, 1995 was $1,381 or 3.7% of revenues as compared to $761 or 2.5% of revenues for the comparable 1994 period. The increase of $620 was primarily due to additional debt incurred as a result of the acquisition of Century during fiscal year 1994.

         Net income for the three months ended April 2, 1995 was $249 or .7% of revenues, as compared to net income of $791 or 2.6% for the comparable period in 1994. The decrease in net income is due to the higher level of selling, general and administrative expenses primarily attributable to the Century division, higher interest expense as a result of the increases in Company borrowings and the operation losses generated by the Century repair business.

SIX MONTHS ENDED APRIL 2, 1995 AS COMPARED TO THE SIX MONTHS ENDED MARCH 31,
- ----------------------------------------------------------------------------
1994
- ----

         Net revenues for the six months ended April 2, 1995 were $75,468 as compared to $52,250 in net revenue for the six months ended March 31, 1994.
The increase was due primarily to the inclusion of the Century business for a full six months ended April 2, 1995 ($24,700) compared to only one month in the comparable 1994 period ($4,900). Revenues also reflect a $6,800 or 53.9% growth in the ARS division partially offset by a decline in revenues of approximately $4,500 in the Century repair business.

         Gross profit for the six months ended April 2, 1995 was $19,193 (25.4% of net revenues) as compared to $10,525 in gross profit for the six months ended March 31, 1994 (20.1% of net revenues). Gross profit dollars and margin increased compared to the same period last year due primarily to the addition of the Century business, as well as volume increase in the ARS division and overall margin improvement due to higher yields and product mix in the Premier division. Such improvement was offset, however, by a significant decrease in volume and profitability in Century's repair business.

         Selling, general and administrative expenses for the six months ended April 2, 1995 were $13,789, or 18.3% of revenues, as compared to $5,534, or 10.6% for the comparable 1993 period. The increase of $8,255 is due primarily to the inclusion of Century's selling, general and administrative expenses and the significant investments in systems and employees required to support the growth in the Company's operations.

         Amortization expense for the six months ended April 2, 1995 was $855, or 1.1% of revenue, as compared to $857, or 1.6% for the comparable 1994 period.

         There were no program development costs for the six months ended April 2, 1995 as compared to $631 or 1.2% of revenues for the comparable 1994 period. The expense in the 1994 period was related to development of a new service line to complement the existing repair business.

         Net interest expense for the six months ended April 2, 1995 was $2,728 or 3.6% of revenues, as compared to $1,317 or 2.5% for the comparable 1994 period. The increase of $1,411 in net interest expense was principally due to the additional debt incurred in the acquisition of Century and the interest expense related to the working capital facilities.

         Net income for the six months ended April 2, 1995 was $1,126 or 1.5% of net revenue, as compared to $1,499 or 2.9% of net revenues for the comparable period in 1994. This decrease in net income is due to the higher selling, general and administrative expenses primarily attributable to the Century division, the higher level of interest expense as a result of the increased Company borrowings and the continued losses generated by the repair business.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment, costs resulting from the consolidation of its businesses, and required debt principal payments. The Company's working capital was $9,840 as of April 2, 1995 compared to $8,628 as of September 30, 1994. The Company has financed acquisitions to date using bank debt, internally generated cash and issuances of common stock.

         As of April 2, 1995, the Company was not in compliance with certain financial covenants and obtained a waiver of noncompliance from its lenders for the quarter ended April 2, 1995. The primary reason for the noncompliance was due to the continued losses in the Century repair business and the margin pressure in the Premier division's reduced specification IC business. The financial covenants with which the Company was not in compliance were the debt service coverage ratio, total interest coverage ratio, senior interest coverage ratio and net profitability covenants. Management is in good faith negotiation with its lenders to amend the financial covenants of the credit agreement beginning with the quarter ending July 2, 1995, based on the internally prepared financial projection, which takes into account a restructuring of Century and its repair business.

         During the third quarter of fiscal 1995, the Company will begin to implement a strategic restructuring of Century and its repair business. This restructuring is expected to eliminate approximately 100 payroll positions, result in the closure of three facilities, include inventory liquidation costs, and the write-off of goodwill related to acquisition of repair operations. A significant portion of the funds required to implement this restructuring will be provided by the liquidation of certain inventories of the Company.

         Other than the funds required for (i) the restructuring mentioned above, (ii) operations during fiscal 1995 and (iii) funds for the remaining discontinued operations, the Company had no material capital commitments at April 2, 1995.

         Management believes that cash on hand, cash flows from operations, and funds available under its credit facilities should be sufficient to meet the Company's operating requirements, restructuring plans, capital commitments and the required principal payments on its long-term debt through fiscal 1996. Management is pursuing alternate sources of capital for the retirement of the 9 1/4% Senior subordinated notes due in November of 1996.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            -----------------

            Inapplicable.

ITEM 2.     CHANGES IN SECURITIES
            ---------------------

            Inapplicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------

            Inapplicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            The Company held its annual meeting of shareholders on March 22, 1994. At the March meeting, shareholders were requested to vote on two proposals and the election of Directors.

            The results of the vote on this proposal are as follows:

         DIRECTORS                         VOTES FOR    AUTHORITY WITHHELD
         ---------                         ---------    ------------------
         Robert G. Allison                 5,722,444         110,856

         Harvey B. Cash                    5,722,444         110,856

         Jim C. Cowart                     5,722,544         110,756

         Amin J. Khoury                    5,723,544         109,756

         David A. Lahar                    5,723,544         109,756

         William H. Watkins, Jr.           5,723,544         109,756

            The second proposal considered at the March meeting was the adoption of Aurora Electronics, Inc. 1995 Employee Stock Purchase Plan. This proposal received 5,475,030 for the adoption, 202,893 votes against, and 28,300 abstentions.

            The third proposal considered at the March meeting was the amendment of Aurora Electronics, Inc. Restated Certificate of Incorporation to Increase the number of authorized shares of Common Stock from 14,000,000 to 25,000,000. This proposal received 5,313,904 votes for the amendment, 382,433 votes against, and 136,963 abstentions.

ITEM 5.     OTHER INFORMATION
- -------     -----------------
            Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          Item                                                   Page
          ----                                                   ----

(a)(1)    Exhibit 3  --  Restated Certificate of Incorporation    15

(a)(2)    Exhibit 11  --  Computation of Per Share Earnings       19

(a)(3)    Exhibit 27  --  Financial Data Schedule                 20

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AURORA ELECTRONICS, INC.

May 15, 1995                 By:  /s/ John P. Grazer
                                  --------------------------------------
                                  John P. Grazer,
                                  Senior Vice President-Finance and
                                  Administration and Chief Financial Officer
                                  (Principal Accounting and Financial
                                  Officer)

                               INDEX TO EXHIBITS



   Item                         Description of Exhibits                            Page
- ----------       ---------------------------------------------------------      ---------
Exhibit 3        Restated Certificate of Incorporation                              15

Exhibit 11       Computation of Per Share Earnings                                  19

Exhibit 27       Financial Data Schedule  --  Article 5 of Regulation S-X           20