Form 10-Q
period 1995-07-02
AURORA ELECTRONICS INC
filed 1995-08-15
CIK 319237

=============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                           --------------------------
                                   FORM 10-Q



          (MARK ONE)
          [x]       QUARTERLY REPORT PURSUANT TO SECTION 13
                    OR 15(D) OF THE SECURITIES EXCHANGE ACT
                    OF 1934

                    For the quarterly period ended July 2, 1995

                                   OR

          [ ]       TRANSITION REPORT PURSUANT TO SECTION
                    13 OR 15(D) OF THE SECURITIES EXCHANGE
                    ACT OF 1934

                    For the transition period from        to       .
                                                   ------    -----

                        Commission File Number:  0-9725

                            AURORA ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        75-1539534
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)


            2030 MAIN STREET, SUITE 1120, IRVINE, CALIFORNIA  92714
        (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code:  (714) 660-1232.

-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  [x]    No  [ ]

        Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of August 11, 1995.

    Title of Each Class of Common Stock              Number Outstanding
    -----------------------------------              ------------------
      Common Stock, $0.03 par value                   7,508,446 shares

=============================================================================

                                     INDEX

PART I.             FINANCIAL INFORMATION                                            PAGE
Item 1.             Financial Statements

                    Consolidated Balance Sheets                                       3

                    Consolidated Statements of Operations                             4

                    Consolidated Statements of Cash Flows                             5

                    Notes to Unaudited Consolidated Financial Statements              6

Item 2.             Management's Discussion and Analysis of Financial                 8
                        Condition and Results of Operations

PART II.            OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K                                 13


Signatures                                                                           14

Index to Exhibits                                                                    15

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                   July 2,     September 30,
                                                                    1995           1994
                                                                  --------    --------------
                                   ASSETS

  Current assets:
        Cash and cash equivalents                                   $      12    $  1,539
        Short - term investments                                            -       1,171
        Trade receivables, less allowance for
            doubtful accounts of $1,207 and $1,046,
            respectively                                               14,229      16,841
        Inventories                                                     4,438       9,445
        Deferred income taxes                                           4,000       5,038
        Other current assets                                            1,985       1,067
-----------------------------------------------------------------------------------------
  Total current assets                                                 24,664      35,101

  Property, plant and equipment, net                                    5,994       6,075
  Intangible and other assets                                          50,627      61,751
-----------------------------------------------------------------------------------------
         Total assets                                               $  81,285    $102,927
=========================================================================================


                        LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
        Current portion of long-term debt                           $   5,487    $  5,622
        Accounts payable                                               10,963      11,583
        Accrued compensation                                            2,025       1,763
        Accrued acquisition expenses                                      606         900
        Accrued interest                                                  358         980
        Reserve for discontinued operations                             2,149       2,814
        Other current liabilities                                       1,145         601
-----------------------------------------------------------------------------------------
  Total current liabilities                                            22,733      24,263
-----------------------------------------------------------------------------------------

  Reserve for discontinued operations - long-term                       2,091       2,210
  Long-term debt                                                       44,930      49,551
-----------------------------------------------------------------------------------------
  Commitments and contingencies

  Stockholders' equity:
        Preferred stock, 1,000 shares authorized, none issued              -            -
        Common stock, 8,097 and 8,020 shares issued, respectively        242          240
        Additional paid-in capital                                    61,825       61,827
        Accumulated deficit                                          (44,672)     (29,300)
        Treasury stock, at cost, 561 shares                           (5,864)      (5,864)
-----------------------------------------------------------------------------------------
  Total stockholders' equity                                          11,531       26,903
-----------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity               $ 81,285     $102,927
=========================================================================================

The accompanying notes are an integral part of these financial statements.

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)




                                                               Three months ended               Nine months ended
                                                          ----------------------------   --------------------------------
                                                            July 2,        June 30,         July 2,             June 30,
                                                             1995           1994             1995                 1994
                                                          ------------   -------------   ------------        ------------
Net revenues                                              $ 31,865          $35,744         $107,332              $87,994
Cost of sales                                               25,341           26,972           81,616               68,697
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                                 6,524            8,772           25,716               19,297

Selling, general and administrative expenses                 7,785            5,456           21,573               11,007
Amortization of intangible assets                            7,857              622            8,712                1,462
Restructuring charges and other                              4,699              294            4,699                  925
-------------------------------------------------------------------------------------------------------------------------
Operating income  (loss)                                   (13,817)           2,400           (9,268)               5,903

Interest expense                                            (1,424)          (1,178)          (4,152)              (2,495)
Other income (expense), net                                   (728)              53             (817)                 208
-------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes            (15,969)           1,275          (14,237)               3,616

Provision for income taxes                                     529              228            1,135                1,070
-------------------------------------------------------------------------------------------------------------------------
Net income  (loss)                                        $(16,498)         $ 1,047         $(15,372)             $ 2,546
=========================================================================================================================
Net income (loss) per share of common stock               $  (1.90)         $  0.13         $  (1.86)             $  0.34
=========================================================================================================================
Weighted average number of common and common equivalent
   shares                                                    8,686            7,976            8,280                7,576
=========================================================================================================================

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)




                                                                            For the nine months ended
                                                                            -------------------------
                                                                            July 2,           June 30,
                                                                             1995              1994
                                                                            -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                          $(15,372)       $  2,546
     Adjustments to reconcile net income (loss) to
       net cash flows from operating activities:
       Foreign currency translation                                                  -             (30)
       Depreciation and amortization                                            10,154           2,566
       Write-down of investment in subsidiary                                      711               -
       Loss on disposal of equipment                                                94               -
       Gain on sale of securities                                                    -             (17)
       Changes in assets and liabilities, net of acquisitions:
       Trade receivables, inventories and other assets                           6,979          (5,425)
       Accounts payable and other liabilities                                     (107)         (3,464)
       Accrued interest and income taxes deferred, receivable
         or payable                                                                415            (154)
------------------------------------------------------------------------------------------------------
     Net cash flows from continuing operations                                   2,874          (3,978)

     Net cash flows from discontinued operations                                  (784)            547
------------------------------------------------------------------------------------------------------
   Net cash flows from operating activities                                      2,090          (3,431)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                                 (1,061)         (2,528)
   Acquisition of Century, net of cash received                                      -         (11,032)
   Proceeds from sales of marketable securities and SSG note                     1,171             481
------------------------------------------------------------------------------------------------------
   Net cash flows from investing activities                                        110         (13,079)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt                                                             (3,053)         (1,111)
   Purchases of treasury stock                                                       -            (225)
   Changes in borrowings under line of credit                                     (674)          2,229
------------------------------------------------------------------------------------------------------
   Net cash flows from financing activities                                     (3,727)            893
------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                         (1,527)        (15,617)

Cash and cash equivalents at beginning of period                                 1,539          16,201
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $     12        $    584
======================================================================================================




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

         The accompanying unaudited consolidated financial statements include the accounts of Aurora Electronics, Inc. and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain operating segments that have been sold and segments for which a plan of disposal had been adopted as of September 30, 1992 have been reported as discontinued operations. In the opinion of management, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of July 2, 1995 and the results of operations and cash flows for the periods shown. Investments in affiliated companies are included based upon the equity or cost methods of accounting, as appropriate. Operating results for the interim period ending July 2, 1995 are not indicative of the results that may be expected for the year ending September 30,1995.

NOTE B.  FISCAL PERIOD

         Effective fiscal 1995, the Company adopted a 52-53 week year ending on September 30. Consequently, the third fiscal quarter ended on July 2, 1995.

NOTE C.  ACQUISITIONS

Micro - C Corporation ("Micro-C")

          Pursuant to the terms of the purchase agreement for the acquisition of Micro-C, the Company was required to pay certain additional consideration to the sellers of Micro-C based upon Micro-C's annual operating results and revenues during a three year period beginning with the fiscal year ended September 30, 1993. As a result of actual operating results achieved by Micro-C during the year, the Company issued 77,414 and 60,820 shares of common stock on December 31, 1994 and 1993, respectively. As a result of the actual operating results achieved through the nine months ended July 2, 1995 of fiscal year 1995, the Company currently expects to issue approximately 99,000 shares of common stock on December 31, 1995, the final required such payment.

Century Computer Marketing ("Century")

          Effective March 1, 1994, the Company acquired substantially all of the assets and liabilities of Century. Century is a distributor of new and refurbished spare parts to the computer maintenance market, selling the products of over 500 manufacturers. Pursuant to the terms of the Asset Purchase Agreement, the total consideration paid to Century was approximately $29 million in cash, $2.0 million in common stock of the Company and an additional $2.7 million in common stock of the Company to be issued on December 31, 1995. The Company financed the acquisition of Century with proceeds from a new five year $25 million bank term loan facility and internally generated cash.

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

NOTE E.  INVENTORIES

         Inventories consisted of the following:

                                            JULY 2, 1995       SEPTEMBER 30, 1994
                                            ------------       ------------------
 Spare and repair parts                       $  959                $1,083
 Work in process                                 216                 1,152
 Finished goods and purchased product          3,263                 7,210
                                              ------                ------
   Total inventories                          $4,438                $9,445
                                              ======                ======



NOTE F.  GOODWILL

         The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected non-discounted future cash flows over the remaining amortization period. If projected future cash flows indicate that unamortized goodwill will not be recovered, an adjustment is made to reduce the net goodwill to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. During the third quarter, the Company made an adjustment of $7,499 which represents the balance of the intangible asset associated with the FRS, Inc. acquisition. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE G.  COMMITMENTS AND CONTINGENCIES

Settlement of Class Action Complaint

         In the fourth quarter of fiscal 1994, the Company recorded a charge to operations in the amount of $1,693 to reflect a preliminary agreement to settle a securities class action complaint against the Company. The settlement requires the Company to issue $1,250 of common stock valued at fair market value at the time of issuance and $250 in cash. The balance of the settlement of $1,500 will be funded by the Company's insurer. The settlement was preliminarily approved by the court on June 20, 1995. The Company paid its cash portion of the settlement on July 5, 1995. Management expects the settlement to receive final court approval following a final hearing in September 1995.

Contingent Lender Warrants

         During the quarter ended April 2, 1995, the Company re-negotiated the additional common stock purchase warrants previously issued to the Company's senior bank lenders ("Contingent Warrants"). The Contingent Warrants are warrants to purchase shares of common stock at an exercise price equal to 50% of the Fair Market Value (as defined in the Warrant Agreements governing the Contingent

Warrants) of one share of Common Stock as of the exercise date ("Exercise Price"). If any amount is past due under the 7% Notes and a holder of the 7% Notes accelerates, demands payment or takes other enforcement action, the number of shares underlying the Contingent Warrants is equal to the balance of principal and accrued and unpaid interest outstanding under the 7% Notes as of the exercise date, divided by the Exercise Price. If any amount is past due under the 7% Notes and a holder of the 7% Notes has not accelerated, demanded payment or taken other enforcement action, the number of shares underlying the Contingent Warrants is equal to the amount past due for principal and interest under the 7% Notes as of the exercise date, divided by the Exercise Price. The aggregate principal balance of the 7% Notes has been reduced from $7,379 to $2,648 as a result of an arbitration award in April 1995. The Contingent Warrants will be nullified in proportional amount to the extent of principal and accrued and unpaid interest then payable if, prior to September 30, 1995, 1996 or 1997 (the principal payment dates under the 7% Notes), (i) the 7% Notes are restructured so that the principal payment due on that payment date is canceled or rescheduled to fall after October 1, 1999, (ii) the principal payment due on that payment date is converted into Common Stock, or (iii) the principal payment due on a payment date is prepaid with the proceeds of the issuance of Common Stock or subordinated debt under which no principal payment is required until after October 1, 1999.

         Management is pursuing alternatives to render the Contingent Lender Warrants null and void. However, should one of the events noted above not occur before each one of the three principal payment dates for the 7% Notes; the Company will incur a non-cash charge to operations during the quarters ended September 30, 1995, 1996 and 1997, respectively, for the amount of the principal and accrued interest on the 7% Notes due and payable at each such date (approximately $883 as of each September 30, 1995, 1996, and 1997, respectively). Management currently expects to pay the September 30, 1995 installment with the proceeds of privately issued subordinated debt or Common Stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (In thousands, except share data)

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 2, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994

         During the three months ended July 2, 1995, the Company substantially completed a major corporate reorganization into two core businesses: (a) spare parts distribution and related installed base support services as provided through the Century Division, and (b) integrated circuit ("IC") recycling services provided through the Asset Recovery Services Division ("ARS"). These operations have historically generated strong and consistent cash flow and profitability.

         As part of the reorganization, the Company took the following actions during the three months ended July 2, 1995:

         o   Shutdown of the Premier Division's memory upgrade supply business;

         o Conducted negotiations which are expected to lead to the transfer of the Premier Division's reduced specification IC business to a joint venture; and

         o Restructuring of the Century Division's repair services business to (a) reduce the costs of operations of its general depot repair; and (b) better utilize the unit's repair capabilities to support Century's spare parts distribution customers.

         As a result of the reorganization, the Premier Division's primary facility was closed, the Century Division's repair service centers in Memphis, Tennessee and Houston, Texas were consolidated into the Sacramento, California facility, and the Century Division's repair operations were significantly downsized, with unprofitable repair lines eliminated. Overall, corporate headcount has been reduced by approximately 25% and total inventories have been reduced by approximately $6,000 from the previous quarter. In the aggregate, the Company recognized approximately $14,400 in charges (before income taxes) in the third quarter which management believes are either directly related to the reorganization or non-recurring in nature and indirectly related to the reorganization. Approximately $11,900 related to non-cash items.

         Net revenues for the three months ended July 2, 1995 were $31,865 as compared to $35,744 for the three months ended June 30, 1994. The Company experienced a $1,700 or 20.7% year on year growth in revenues generated by the ARS Division, and a $4,500 or 45.2% year on year growth in Century's parts distribution business. This increase in revenues was offset by a 45.1% decrease in the reduced specification IC and memory product lines (approximately $5,300) as this unit is being shut down, and a 71.3% decrease in Century's repair business (approximately $4,000) due to elimination of unprofitable repair lines and overall consolidation.

         Gross profit for the three months ended July 2, 1995 was $6,524 (20.5% of net revenues), as compared to $8,772 in gross profit (24.5% of net revenues) for the three months ended June 30, 1994. The decrease in gross profit and gross margin was due primarily to the reorganization, including a decrease of approximately $1,600 in gross profit from the Premier Division, and a decrease of approximately $760 in gross profit from Century's repair activities. These decreases in gross profit due to the reorganization were partially offset by higher gross profit in the ARS Division and Century's parts distribution business.

         Selling, general and administrative expenses for the three months ended July 2, 1995 were $7,785 (24.4% of net revenues), as compared to $5,456 (15.3% of net revenues) for the three months ended June 30, 1994. Such expenses for the three months ended July 2, 1995 include approximately $1,800 in expenditures which management believes are either directly related to the reorganization or non-recurring in nature and indirectly related to the reorganization. Management is targeting that ongoing selling, general and administrative expenses should approximate $6,000 per quarter.

         Amortization expense for the three months ended July 2, 1995 was $7,857, which includes a $7,499 write-off of the balance of the intangible assets associated with the FRS, Inc. acquisition (Century's repair services business). Cash flow projections did not support the balance of goodwill over its remaining life. See Note F to the Consolidated Financial Statements. Ongoing amortization expense for the three months ended July 2, 1995 was $358 (1.1% of net revenues), as compared to $622 (1.7% of net revenues) for the three months ended June 30, 1994.

         Restructuring charges for the three months ended July 2, 1995 were $4,699 and consisted of costs related to the shutdown of the Premier Division and the restructuring and downsizing of Century's repair services operations. The charge consists primarily of $2,800 in inventory writedowns, $900 in employee severance, and $600 in facilities termination costs associated with the reorganized product lines and businesses. Other charges for the year earlier period ended June 30, 1994 consisted of program development costs in the amount of $294. This reflected the completed development of a new service line to complement the then existing repair business during the fiscal year ended September 30, 1994.

         Net interest expense for the three months ended July 2, 1995 was $1,424 or 4.5% of revenues as compared to $1,178 or 3.3% of revenues for the comparable 1994 period. The increase of $246 is primarily due to the increase in prevailing interest rates.

         Other expense for the three months ended July 2, 1995 was $728 (2.3% of net revenues) and included a non-recurring charge of $695 related to the writedown of the investment in the Aurora Merchant Systems, LLC joint venture. Other income (expense) for the three months ended June 30, 1994 was $53 (0.1% of net revenues).

         Despite a net loss before provision for income taxes of $15,679 for the three months ended July 2, 1995, the Company recorded a provision for income taxes of $529. This provision represents an adjustment to properly state the deferred income tax asset on the balance sheet.

         Net loss for the three months ended July 2, 1995 was $16,498, as compared to net income of $1,047 (2.9% of net revenues) for the three months ended June 30, 1994. The decrease in net income was substantially due to the charges recorded in connection with the restructuring and reorganization of the Company's businesses.

NINE MONTHS ENDED JULY  2, 1995 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30,
1994

         Net revenues for the nine months ended July 2, 1995 were $107,332 as compared to $87,994 for the nine months ended June 30, 1994. The increase was due primarily to the inclusion of the Century business for a full nine months ended July 2, 1995 ($39,068) compared to only four months in the comparable 1994 period ($14,730). Revenues also reflect a $8,500 or 40.6% year on year growth for ARS which partially offsets a $8,600 or 54.2% revenue decline in Century's repair business and a $3,916 or 10.7% revenue decline in the reduced specification IC and memory products line.

         Gross profit for the nine months ended July 2, 1995 was $25,716 (24.0% of net revenues) as compared to $19,297 in gross profit for the nine months ended June 30, 1994 (21.9% of net revenues). The increase was due primarily to the gross profits associated with the higher volumes in ARS and Century's parts distribution business. This increase was partially offset by the significant decreases in the volume and profitability for both the Premier Division and Century's repair business.

         Selling, general and administrative expenses for the nine months ended July 2, 1995 were $21,573, or 20.1% of revenues, as compared to $11,007, or 12.5% for the comparable 1994 period. The increase of approximately $10,600 is due primarily to the inclusion of Century's selling, general and administrative expenses, expenditures related to the reorganization, non-recurring professional fees, and the investments in systems and support costs required to support the growth in the Company business.

         Amortization expense for the nine months ended July 2, 1995 was $8,712, or 8.1% of revenue, as compared to $1,462, or 1.7% for the comparable 1994 period. Amortization expense includes $7,499 related to the write-off of the balance of the intangible assets associated with the FRS, Inc. acquisition (the Company's repair services business). Cash flow projections did not support the balance of goodwill over its remaining life. See Note F to the Consolidated Financial Statements.

         Restructuring charges for the nine months ended July 2, 1995 were $4,699 and consisted of costs related to the shutdown of the Premier Division and the restructuring and downsizing of the Company's repair services operations. The charge consists primarily of $2,800 in inventory writedowns, $900 in employee severance, and $600 in facilities termination costs associated with the reorganized product lines and businesses. In addition, there were no program development costs for the nine months ended July 2, 1995 as compared to $925 or 1.1% of revenues for the comparable 1994 period. The expense in the 1994 period was related to development of a new service line to complement the then existing repair business.

         Net interest expense for the nine months ended July 2, 1995 was $4,152 or 3.9% of revenues, as compared to $2,495 or 2.8% for the comparable 1994 period. The increase of $1,657 in net interest expense was principally due to the additional debt incurred in the acquisition of Century and the interest expense related to the working capital facilities.

         Other expense for the nine months ended July 2, 1995 was $817 (.8% of net revenues) and included a non-recurring charge of $695 related to the writedown of the investment in the Aurora Merchant Systems, LLC joint venture. Other income (expense) for the nine months ended June 30, 1994 was $208 (0.2% of net revenues).

         Net loss for the nine months ended July 2, 1995 was $15,372 as compared to net income of $2,546 or 2.9% of net revenues for the comparable period in 1994. The decrease in net income is due primarily to the charges recorded in connection with the restructuring and reorganization of the Company s businesses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment, costs resulting from the consolidation of its businesses, and required debt principal payments. The Company's working capital was $1,931 as of July 2, 1995 compared to working capital of $10,838 as of September 30, 1994.

         As of July 2, 1995, the Company was not in compliance with certain financial covenants under its bank loan agreement and has obtained a verbal waiver of non-compliance from its lenders for the quarter ended July 2, 1995. The primary reason for the non-compliance was due to charges related to the restructuring of Premier's memory upgrade and reduced specification IC product lines and the downsizing of Century's repair business. Management is in negotiation with its lenders to amend the financial covenants of the credit agreement beginning with the quarter ending September 30, 1995, based on internally prepared financial projections.

         During the third quarter of fiscal 1995, the Company substantially completed a major corporate reorganization into two core businesses operating through the ARS Division and the Century Division. As part of this reorganization, the Company's memory upgrade business, as pursued through the Premier Division, has been discontinued and the repair service operations have been consolidated and rationalized. As a result of these actions, overall headcount in the Company has been reduced by approximately 25%, three facilities were shut down, and total inventories were reduced by approximately $6,000 from the previous quarter. In the aggregate, the Company recognized approximately $14,400 in charges (before income taxes) in the third quarter which management believes are either directly related to the reorganization or non-recurring in nature and indirectly related to the reorganization. Of these charges, more than 83% were non-cash in nature. Substantially all of the funds required for the reorganization have been provided by the liquidation of certain inventories related to Premier's memory upgrade business and the Company's repair services operations.

         The first principal installment of $883 under the 7% Notes is due on September 30, 1995. Management currently expects to pay such installment with the proceeds of privately issued subordinated debt or Common Stock. Other than such obligation, and funds required for (i) the restructuring mentioned above,
(ii) operations during fiscal 1995 and (iii) funds for the remaining discontinued operations, the Company had no material capital commitments at July 2, 1995.

         Management believes that cash on hand, cash flows from operations, and funds available under its credit facilities should be sufficient to meet the Company's operating requirements, restructuring plans, capital commitments and the required principal payments on its long-term debt through fiscal 1996. The Company has financed acquisitions to date using bank debt, internally generated cash and the issuance of common stock. Management has retained an investment banking firm to investigate and recommend alternate sources of capital for the retirement of the 9 1/4% Senior Subordinated Notes due in November of 1996 and to review the capital structure of the Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Inapplicable.

ITEM 2.   CHANGES IN SECURITIES

          Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Inapplicable.

ITEM 5.   OTHER INFORMATION

          Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   Item                                               Page

         (a)(1)    Exhibit 11  --  Computation of Per Share Earnings   16

         (a)(2)    Exhibit 27  --  Financial Data Schedule             17

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          AURORA ELECTRONICS, INC.

August 15, 1995           By:  /s/ John P. Grazer
                               -------------------------------------------------
                               John P. Grazer,
                               Senior Vice President-Finance and Administration
                               and Chief Financial Officer
                               (Principal Accounting and Financial Officer)

                               INDEX TO EXHIBITS

   Item                                 Description of Exhibits                             Page
-------------       -------------------------------------------------------------         ---------
     Exhibit 11      Computation of Per Share Earnings                                       16


     Exhibit 27      Financial Data Schedule  --  Article 5 of Regulation S-X                17