Form 10-K
period 1995-09-30
AURORA ELECTRONICS INC
filed 1996-01-16
CIK 319237

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         ------------------------------
                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                         ------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on December 29, 1995 based on the closing price of the Common Stock on the American Stock Exchange was approximately $16,341,272.

     Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of December 29,1995.

Title of Each Class of Common Stock               Number of Outstanding
-----------------------------------               ---------------------
Common Stock, $.03 par value                      7,923,041

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                          Part of the Form 10-K
--------                                          ---------------------
Proxy Statement for the 1996 Annual Meeting       Part III
of Stockholders

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

         Aurora Electronics, Inc. ("Aurora" or the "Company") provides spare parts distribution and electronics recycling services to major personal computer manufacturers and field service organizations. Aurora operates worldwide, with facilities in the United States, Canada, the United Kingdom and the Netherlands.

         According to industry sources, the personal computer industry continues to expand rapidly, with shipments of new computers estimated to have risen to 27% in 1995 to 59 million units valued at $116 billion. As a result, the worldwide personal computer installed base has grown to approximately 132 million units. This large installed base requires a wide range of support, maintenance, upgrade and recycling services. Computer manufacturers and field service organizations are seeking outsourcing solutions to meet these requirements, preferably from a single source. Aurora is one of the few companies in the industry offering its customers a wide range of these critical aftermarket services through integrated outsourcing programs provided on a worldwide basis.

         In the third quarter of fiscal 1995, Aurora initiated and substantially completed a corporate reorganization focusing the Company on the businesses which were determined to have the highest growth potential -- spare parts distribution and electronics recycling and asset recovery -- and eliminated unprofitable or non-strategic business activities. The Company now operates through two divisions (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

    - Through its Century Division ("Century"), the Company is a leading provider of spare parts distribution and related services for the computer maintenance market. Century distributes new and refurbished computer spare parts, primarily to the field service departments of major computer original equipment manufacturers ("OEMs"), third-party maintenance organizations and multivendor service organizations, computer resellers and dealers, and the internal service organizations of large corporations. Century's spare parts inventories include products from over 500 personal computer and subsystems manufacturers. Century also provides a broad range of related support services, such as spare parts inventory management and logistics programs, warranty and return materials management programs, repair and advance exchange services, and system and subsystem recycling and remarketing. Major customers include AT&T, Compucom, DEC, DecisionOne, EDS, Entex Information Services, Hewlett-Packard, IBM, Inacom and Vanstar. Management believes that the Company is one of the largest independent spare parts distributor in the industry.

    - Through its Asset Recovery Services Division ("ARS"), the Company has become the world's largest supplier of integrated circuit ("IC") recycling and recovery services. ARS provides major computer OEMs with an environmentally sound, technologically secure and economically beneficial approach to recovering value from and disposing of their excess, obsolete or defective electronic products. While technology applications are known for rapidly changing product designs, the ICs used in these designs typically have long useful lives and can be recycled into different applications for a worldwide customer base. Major customers for the Company's IC recycling services include Apple Computer, Compaq Computer, Dell Computer, Hewlett-Packard, IBM, and Storage Technology. The Company's IC recycling and recovery services involve the removal, reconditioning, testing and remarketing of commonly used ICs, such as memory devices and various standard microprocessors, which are found on excess, obsolete or defective printed circuit boards. Reconditioned ICs are sold to a variety of manufacturers and distributors worldwide. Management believes that ARS is the largest supplier of these services in the world.

CENTURY COMPUTER MARKETING DIVISION

         The Company is one of the largest independent providers of spare parts distribution and related services through its Century Division, which supports computer OEMs and service organizations worldwide. Century distributes new and refurbished computer spare parts, primarily to the field service departments of computer OEMs, third-party maintenance and multivendor service organizations ("TPMOs" and "MVSOs"), computer resellers and dealers, and large corporate self-maintainers. Century's spare parts inventories include products from over 500 manufacturers, with particular emphasis on products from Apple Computer, AT&T, AST Computer, Compaq, Dell Computer, Digital Equipment Corporation, Hewlett-Packard, IBM and Toshiba. In addition, Century provides a broad range of materials management services, such as depot repair, advance exchange programs, warranty materials and returned material management programs, and system and subsystem recycling and remarketing programs.

         SERVICES. The range of spare parts distribution, inventory logistics management and aftermarket support services which Century provides includes:

     Spare Parts Sourcing and Distribution. Century sources and distributes a wide range of spare parts, many of which are out-of-warranty and often out-of-production. Century sources these parts either from its own inventory or by utilizing its parts sourcing database to locate and procure the parts, and then ships them to the customer, typically within 24 hours. Currently, approximately 70% of Century's shipments are products that are sourced, reconditioned and tested the same day. Century also works directly with computer OEMs and spare parts manufacturers as an authorized parts distributor, providing same and next-day shipment of new spare parts stocked by Century on behalf of the OEM.

     Spare Parts Inventory and Logistics Management. Century provides its customers with the ability to outsource various spare parts inventory management and logistics activities through customized programs, such as:

         Returned Materials Programs in which Century handles all returned materials from customers or dealer / reseller channels. Returned materials are received, processed, tested, refurbished, as required, and either returned to the manufacturer or used for spare parts inventory.

         Parts Reutilization Programs in support of OEM customers and as a means to lower Century's acquisition cost for spare parts, Century maintains a wide range of parts reutilization and repair capabilities, with technical expertise in floppy disks, tape drives, laser printers, monitors, flat panel displays, and CD-ROMs.

         Advance Exchange Programs in which Century offers selected customers spare parts which are supplied from a standard selection menu in advance of receiving the defective unit back from the field. In most cases, the defective unit is repaired and placed back into inventory to fulfill future A/E requests.

         Inventory Liquidation Programs in which Century refurbishes, reconditions and redistributes systems and subsystems received as a result of manufacturing fallout, field dispositions, dealer and distributor returns, stock rotations, excess and obsolete inventories and customer trade-in and exchange programs. Refurbished systems and subsystems are either utilized for Century's spare parts inventories or redistributed worldwide in cost-conscious markets.

         SALES AND MARKETING. Aurora believes that Century is a market leader in terms of its approach to the sales and marketing of its spare parts distribution services and its utilization of sophisticated information systems to support these efforts. With 89 employees operating in its sales and customer support group and with eight locations worldwide, management believes that Century has the largest spare parts sales force in the independent spare parts distribution industry. Century services more than 5,000 customers worldwide, maintains a parts sourcing database of over 8,000 contacts, and completes over 100,000 transactions annually.

         Century's materials management services are marketed through a direct sales force of eight employees, who work closely with computer OEMs, TPMOs and MVSOs, and computer resellers in developing customized programs that meet their particular materials management requirements.

         CUSTOMERS. Century provides spare parts sourcing and distribution services primarily to four groups of customers:

     Customer Maintenance Departments of Major Computer OEMs -- Century provides spare parts and related spare parts inventory management and logistics programs to support the customer maintenance departments of customers such as AT&T, Compaq, DEC, Hewlett-Packard, IBM and ICL.

     Third-Party Maintenance Organizations and Multi-Vendor Service Organizations -- Customers in this category include not only independent field service organizations (DecisionOne, Entex, Granada, Sorbus, Vanstar), but also MVSOs of current or former computer OEMs (IBM, DEC, Hewlett-Packard, Data General, Unisys).

     Computer Resellers, Distributors and Dealers -- Major computer resellers, distributors and dealers are increasingly offering maintenance services to their customers as a means of capturing additional margin. Century supports these organizations through parts sourcing and inventory management programs. Typical customers include Circuit City, Compucom, Inacom, Microage.

     Corporate Self-Maintainers -- An increasing number of large corporations are satisfying their internal service requirements through in-house organizations which meet their spare parts requirements through external suppliers such as Century.

         For fiscal 1995 and fiscal 1994, approximately 27.9% and 27.3%, respectively, of Century's revenues were from international sales.

         For fiscal 1995 and fiscal 1994, no single Century customer accounted for more than 10% of the Company's revenues.

         OPERATIONS. Century provides its spare parts distribution and materials management services primarily through distribution facilities in Marina del Rey, California; Toronto, Canada; and Hoofddorp, The Netherlands; and repair facilities in Sacramento, California.

         Century's operations depend upon the ability to rapidly identify, locate, procure, as is necessary, and deploy a particular spare part from among the thousands of parts that comprise the computer industry installed base. Critical to Century's success is a sophisticated information system, which relies on a spare parts identification and sourcing database developed over the last ten years. This database allows Century's sales force to quickly find and deliver a spare part from inventory or, if a part is not available in inventory, to rapidly query the spare parts sourcing database to locate and procure the part from the hundreds of sources with which Century regularly does business. The database also allows the salesperson to identify functional equivalents for a part to fill customer orders which are not model or make sensitive. The system provides the salesperson with a complete pricing history for the part to assist in price discussions with the customer, as well as a transaction history with that particular customer.

         Because customers are often under severe time pressure in procuring spare parts, Century's ability to fill a customer request immediately from inventory, rather than initiating just-in-time procurement from its parts sourcing suppliers, increases the likelihood of completing a transaction. In order to increase the percentage of spare parts sourced directly from inventory, Century maintains a department which procures a variety of commonly requested parts in advance. Century's information system regularly examines parts usage patterns and available stocks and performs trend-line analyses to assist this department in its procurement activities.

         COMPETITION. The independent spare parts distribution industry is fragmented with widespread competition from a variety of small independent suppliers. Century believes that competition for OEM, TPMO and MVSO customers is based on a number of factors, including: (i) breadth of parts distributed; (ii) ability to offer sophisticated inventory and materials management programs;
(iii) ability to offer rapid delivery and sophisticated logistics programs; and
(iv) price. PC Service Source is the only competitor which is public and of comparable size to Century.

ASSET RECOVERY SERVICES DIVISION

         Through its Asset Recovery Services Division, the Company has become the world's largest supplier of IC recycling services, providing major computer OEMs with an environmentally sound, technologically secure and economically beneficial approach to recovering value from and disposing their excess, obsolete or defective electronic products. While technology applications are known for rapidly changing product designs, the ICs used in these designs typically have long useful lives and can be recycled into different applications for a worldwide customer base. ARS's IC recycling services involve the removal, sorting, reconditioning and testing of commonly used ICs, such as dynamic random access memories ("DRAMs"), static random access memories ("SRAMs"), erasable, programmable read-only memories ("EPROMs"), and microprocessors, which are found on excess, obsolete or defective printed circuit boards ("PCBs"). The reconditioned ICs are then resold to a wide variety of manufacturers, brokers and distributors worldwide.

         ARS's major OEM customers include Apple Computer, Compaq Computer, Dell Computer, Hewlett-Packard, IBM, and Storage Technology. By using ARS's IC recycling services, OEM customers can reduce or eliminate the liability and expense related to disposing of excess, obsolete and defective products, and realize an economic return on these products.

         SALES AND MARKETING. ARS maintains two sales forces, one of which markets its IC recycling services to major OEM customers, and the other of which sells its reconditioned ICs primarily to manufacturers who specialize in board-level computer subsystems. ARS's services sales force includes ten national and international account managers and service support personnel. ARS's reconditioned IC sales force includes three telephone-based salespeople.

         CUSTOMERS/SUPPLIERS. ARS provides IC recycling services primarily to computer OEMs and other electronics manufacturers. Major OEM customers include Apple Computer, Compaq Computer, Dell Computer, Hewlett-Packard, IBM, and Storage Technology. During fiscal 1995, ARS's top ten suppliers (computer OEMs and electronic manufacturers, whom ARS provides IC recycling services to), accounted for approximately 86% of ARS's disbursements to suppliers for recyclable material received. Two of these OEMs individually accounted for more than 10% and together accounted for approximately 61% of ARS's disbursements to suppliers for recyclable material received for such period. For the fiscal year ended September 30, 1994, ARS's top ten suppliers accounted for approximately 71% of such disbursements, and the same two suppliers individually accounted for more than 10% and together accounted for approximately 74% of such disbursements. The loss of a major OEM supplier of recyclable materials could have a material adverse effect on ARS.

         ARS sells its recycled ICs to a wide variety of OEMs who are typically manufacturing board-level computer subsystems. Applications in which the Company's recycled ICs are used may include graphics and video controllers, printer-related products, modem and fax/modem products, multi-media subsystems, memory upgrade products, and consumer electronics products. For fiscal 1995, 1994 and 1993, no single ARS customer accounted for more than 10% of the Company's revenues.

         OPERATIONS. ARS's IC recycling operations are located in San Diego, California and Irvine, Scotland. The first step in the recycling and reconditioning process is "pulling" those ICs identified as valuable for resale from the printed circuit boards. ICs pulled in Scotland are sent to San Diego for further reconditioning and processing. Freight costs are minimal because the ICs have been removed from the printed circuit boards prior to shipment to San Diego. The remaining PCBs, including ICs not pulled because of their proprietary nature or low value, are either returned to the customer or shipped to metal refineries that extract the precious metals, reduce the remaining scrap and dispose of the resulting ash. ARS deals only with a limited number of fully licensed metal refineries and transports its products only through fully licensed waste haulers.

         After the ICs have been removed from the PCBs, they are then reconditioned, which could include: (i) lead straightening; (ii) solder dipping;
(iii) solvent baths to remove labels; (iv) erasure of software contained in programmable memories; and (v) other processes designed to yield an IC in as near new condition as possible. Although the reconditioning process includes a substantial amount of hand labor, high volume production equipment has been purchased and developed by ARS to automate the processing requirements. As a result, ARS has realized substantial productivity improvements over the last two years. To maintain quality, ARS employs a controlled-lot testing program. ICs are batch tested, on a sample basis, for electrical fit, form, function and access time. The recycling and reconditioning process is generally accomplished within five to ten days after recyclable material is received.

         CYCLICALITY AND PRICE FLUCTUATIONS. ARS derives its revenues from the sale of ICs. The IC industry has been characterized in the past by periods of cyclicality in which prices of commodity ICs, such as DRAMs, SRAMs, EPROMs and microprocessors have fluctuated. In periods of IC oversupply, prices have declined. Significant declines in unit volume demand or unit pricing could have an adverse effect on the Company's business.

         COMPETITION. Competition for major OEM customers is based on several factors, including: (i) overall service levels; (ii) management of environmental matters; (iii) security with respect to materials being processed, proprietary products, technology and trade secrets; (iv) ability to handle large fluctuations in material volumes; and (v) pricing and economic return to the customer. The IC recycling services industry is highly fragmented, with a variety of smaller, private competitors. The Company believes that it is currently the largest supplier of IC recycling services in the world, and that it is substantially larger than the next largest competitor.

PATENTS/TRADEMARKS

         The Company does not currently hold any patents or registered trademarks. However, the Company has developed several private labels for use in its business, including Micro-C, Memory Master, MM, Premier and Advantage. While management believes that this approach helps distinguish the Company to its customers, none of these brand names is material to the continuation of the business.

ENVIRONMENTAL REGULATION

         The Company's business is subject to various federal, state and local environmental laws and regulations relating to the disposal of waste material. The Company believes that it is in compliance with all such environmental laws and regulations and is not aware of any situation or condition that could reasonably be expected to have a material adverse affect on the Company's financial condition or competitive position.

SEASONALITY

         The Company does not consider its business to be seasonal.

EMPLOYEES

         On December 29, 1995, the Company had approximately 419 employees. None of the Company's employees is represented by a union and none is subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

ITEM 2.      PROPERTIES.

The following table sets forth certain information as of December 29, 1995 relating to the Company's principal properties, all of which are leased. The Company believes that its properties are adequate and suitable for its current needs.


                                                                                                     APPROXIMATE
                                                                                                       SQUARE
         LOCATION               DIVISION                         PRINCIPAL USE                         FOOTAGE
    ------------------------------------------------------------------------------------------------------------
    Marina del Rey, CA (1)      Century       Office, Warehouse and Service Facility                   106,715
    San Diego, CA               ARS           Office, Processing and Warehouse Facility                 44,808
    Sacramento, CA              Century       Office, Processing and Warehouse Facility                 35,000
    San Jose, CA                Century       Sales Office                                               1,050
    Irvine, CA                  Corporate     Corporate Headquarters                                     1,775
    Toronto, Canada             Century       Warehouse and Service Facility                             9,475
    Hoofddorp, Netherlands      Century       Warehouse and Service Facility                             8,945
    Irvine, Scotland            ARS           Processing Facility                                        3,000
    Birmingham, England         Century       Sales Office, Warehouse and Service Facility               1,785
    Chicago, IL (2)             Corporate     Discontinued Operations                                  163,000

    (1) The Company subleased 48,473 square feet of the Marina del Rey, California facility to an unrelated third party for a five year period, commencing December 1, 1994.

    (2) The Chicago facility is subject to a sale/leaseback arrangement between the Company and an unrelated third party, as lessor. This property relates to a discontinued operation. See Note C -- Discontinued Operations, and Note L -- Commitments and Contingencies. The lease expires in 2005. The Company is currently discussing the termination of the existing lease with the landlord.


ITEM 3.      LEGAL PROCEEDINGS.

      An amended class action complaint ("Complaint") consolidating three separate earlier filed class action complaints, was filed on June 7, 1993 in the United States District Court for the Central District of California. The Complaint alleged violations of the federal securities laws and named the Company, and certain directors and officers, as defendants. The Complaint was filed on behalf of a purported class of persons purchasing the Company's Common Stock between January 28, 1993 and June 4, 1993. Plaintiffs alleged that the Company made various misrepresentations and/or failed to disclose material omissions relating to an alleged cessation of supply of integrated circuits from its primary supplier. The parties reached agreement on the terms of a settlement, which required the Company to contribute $250,000 in cash and $1,250,000 in Common Stock priced at the issuance date. The balance of the settlement ($1,500,000 in cash) would be funded by the Company's insurer. The settlement was approved on September 5, 1995. The Company will issue the settlement stock after proofs of claims have been filed and verified as entitling the holders thereof to a share of the settlement proceeds.

      The Company is engaged in various other legal proceedings which the Company believes will not have a material adverse effect on the financial position of the Company. See Note L -- Commitments and Contingencies.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable.


                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is traded on the AMEX under the symbol AUR. The following table sets forth the range of the high and low sales prices for the Common Stock for each quarterly period during the last two fiscal years.

                              FISCAL YEAR 1995                            FISCAL YEAR 1994
                      ----------------------------------         -----------------------------------
                          HIGH              LOW                       HIGH              LOW
                      ----------------------------------         -----------------------------------
First Quarter              5-3/4            4-1/4                     8-1/2             6
Second Quarter             5-1/8            3-3/8                     9-3/8             7-5/8
Third Quarter              3-15/16          2-7/8                     8-7/8             7
Fourth Quarter             4-11/16          2-15/16                   8-7/8             5-3/8


         On December 29, 1995, the last sale price of the Common Stock as reported by AMEX was $2.063 per share. As of December 29, 1995, the Company had 789 recordholders of its Common Stock and 7 holders of warrants to purchase its Common Stock.

         The Company has not paid any cash or stock dividend since September 30, 1993. At present, it is the policy of the Company to retain all earnings for reinvestment into the Company. Certain restrictions set forth in the Company's Senior Secured Credit Agreement dated May 12, 1994 limit the Company's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.      SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data regarding the Company's results of operations and financial position. This information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes included elsewhere herein. Certain of the selected financial data for the year ended December 31, 1991 have been restated to reflect the exclusion of discontinued operations.

                    (In thousands, except per share figures)

                                                                                     FOR THE NINE       FOR THE YEAR
                                                   FOR THE YEAR ENDED                MONTHS ENDED           ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,       DECEMBER 31,
                                       ----------------------------------------                         -------------
           OPERATING DATA                  1995           1994           1993            1992               1991
                                       ---------------------------------------------------------        -------------
Net revenues                             $141,852       $120,386      $  58,328         $     --           $     --
Gross profit                               34,582         26,350         11,274               --                 --
SG&A expenses                              28,170         17,573          4,657            1,864                 --
Amortization of intangibles                 9,073 (2)      4,539 (1)      1,284               --                 --
Restructuring charge and other              5,643 (3)      2,161             --               --                 --
Litigation settlement                          --          1,943             --               --                 --
Operating income (loss)                    (8,304)           134          5,333           (1,864)            (2,165)
Other income (expenses)                    (5,406)        (4,252)        (1,276)           2,269              4,282
Earnings (loss) from continuing
   operations                             (13,710)        (4,118)         2,505           (1,791)             1,397
Net income (loss)                         (15,030)        (6,518)         3,005          (13,505)           (10,637)
Earnings (loss) from continuing
   operations per share                  $  (1.79)      $  (0.55)    $     0.40         $  (0.38)          $   0.30
Net income (loss) per share              $  (1.79)      $  (0.87)    $     0.48         $  (2.85)          $  (2.26)
Weighted average number of shares
   outstanding                              8,379          7,491          6,273            4,738              4,701
Cash dividend declared per share         $     --       $     --     $       --         $     --           $   0.58

(1) During fiscal 1994, approximately $2,400 relating to a write-down of intangible assets associated with a covenant not to compete was charged to operations.

(2) During fiscal 1995, approximately $7,400 relating to a write-down of intangible assets associated with the repair business acquired in fiscal 1993 in connection with the FRS, Inc. acquisition was charged to operations.

(3) During the third quarter of fiscal 1995, the Company substantially completed a major corporate reorganization into two core businesses operating through the ARS Division and the Century Division.


                                                                                                             AT
                                                           AT SEPTEMBER 30,                             DECEMBER 31,
                                       ----------------------------------------------------------      ----------------
         BALANCE SHEET DATA                1995           1994           1993           1992                1991
                                       ----------------------------------------------------------      ----------------
Working capital                          $    196       $  9,013      $  10,713         $  1,732           $ 16,603
Total assets                               80,716        102,927         76,857           48,468             41,077
Long-term obligations (less current
   maturities)                             46,183         51,761         25,904           24,081             18,966
Stockholders' equity                       12,338         26,903         26,655            4,710             18,405

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                    (In thousands, except per share figures)

OVERVIEW

         Aurora as it exists today was formed on September 30, 1992. Prior to September 30, 1992, the corporation was known as BSN Corp. and was engaged in the sporting goods industry. From 1990 through 1992, BSN divested itself of a majority of its sporting goods assets and, effective September 30, 1992, announced that all of its remaining sporting goods assets would be accounted for as discontinued operations and that such operations would be sold. Effective September 30, 1992, the Company entered the computer and electronics industry through the acquisition of Micro-C Corporation, a San Diego-based company founded in 1985, which provided both IC recycling services to computer OEMs and memory IC distribution services for semiconductor manufacturers. Effective September 30, 1993, Aurora acquired FRS, Inc., a Sacramento-based company founded in 1984, which provided depot repair services to computer and peripherals OEMs. Effective March 1, 1994, Aurora acquired Century Computer Marketing, a leading supplier of new and refurbished spare parts to the computer maintenance market.

         In the third quarter of fiscal 1995, Aurora initiated and substantially completed a corporate reorganization focusing the Company on the businesses which were determined to have the highest growth potential -- spare parts distribution and electronics recycling and asset recovery -- and eliminated unprofitable or non-strategic business activities. Management determined that Aurora had developed leadership positions in both the independent spare parts distribution and electronics recycling and asset recovery industries, and that the Company's resources should be focused on those activities. Furthermore, management determined that: (a) Aurora had minor positions in the memory upgrade and depot repair services industries; (b) the Company had little prospect of developing leadership positions in those industries, given the resources at the Company's disposal; and (c) that Aurora's activities in these industries were non-strategic to the future direction of the Company.

         As a consequence of this reorganization, Aurora: (a) exited its memory upgrade manufacturing and supply business (formerly the Premier Division); and
(b) substantially downsized its depot repair services operations (acquired through the FRS, Inc. acquisition), and refocused these operations to support Century's spare parts distribution, inventory management and logistics activities.

         As a result of the restructuring, the Premier Division's primary facility was closed, repair service centers in Memphis, Tennessee and Houston, Texas were consolidated into the Sacramento, California facility, and the repair operations were significantly downsized.

         In addition to, and in conjunction with the restructuring, the Company negotiated modifications of certain terms and condition and covenants to the Senior Secured Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

RESULTS OF OPERATIONS - YEAR ENDED SEPTEMBER 30, 1995, COMPARED WITH YEAR ENDED SEPTEMBER 30, 1994.

         Net revenues for the year ended September 30, 1995 for the Company were $141,852 as compared to $120,386 in net revenues for the year ended September 30, 1994. The increase in revenues was primarily due to the inclusion of the Century business for a full twelve months ($27,860) and a 54% revenue growth in the ARS business ($15,752). These revenue increases offset a 53% revenue decrease in the Century repair business and a 24% revenue decrease in the Premier division.

         Gross profit for the year ended September 30, 1995 was $34,582 (24.4% of net revenues) as compared to $26,350 in gross profit for the year ended September 30, 1994 (21.9% of net revenues). The increase was due primarily to the gross profits associated with the higher volumes in ARS and Century's parts distribution business. This increase was partially offset by the significant decreases in the volume and profitability for both the Premier Division and Century's repair business.

         Selling, general and administrative expenses for the year ended September 30, 1995 were $28,170, or 19.9% of revenues, as compared to $17,573, or 14.6% for the comparable 1994 period. The increase of approximately $10,600 is due primarily to the inclusion of a full year of Century's selling, general and administrative expenses, expenditures related to the reorganization, non-recurring professional fees, and the investments in systems and support costs required to support the growth in the Company business.

         Amortization expense for the year ended September 30, 1995 was $9,073, or 6.4% of revenue, as compared to $4,539, or 3.8% for the comparable 1994 period. With the completion of a major corporate reorganization in the third quarter of fiscal 1995, management charged the remaining balance of goodwill related to the acquisition of FRS totaling $7,407 to operations. This charge was determined to be necessary as management estimated that the amortization of the goodwill balance over its remaining life would not be recovered through the projected non-discounted future cash flows over the remaining amortization period.

         Restructuring charges for the year ended September 30, 1995 were $5,643 and consisted of costs related to the shutdown of the Premier Division and the restructuring and downsizing of the Company's repair services operations. The charge consists primarily of $2,800 in inventory writedowns, $900 in employee severance, and $600 in facilities termination costs associated with the reorganized product lines and businesses. In addition, there were no program development costs for the year ended September 30, 1995 as compared to $925 or
 .8% of revenues for the comparable 1994 period. The expense in the 1994 period was related to development of a new service line to complement the then existing repair business. Also included in the restructuring charges were losses on disposition of assets of approximately $944. This is primarily due to a charge of $695 related to the writedown of the investment in the Aurora Merchant Systems joint venture.

         Net interest expense for the year ended September 30, 1995 was $5,522 or 3.9% of revenues, as compared to $4,449 or 3.7% for the comparable 1994 period. The increase of $1,073 in net interest expense was principally the interest expense related to the Company's working capital facilities.

         The net loss for the year ended September 30, 1995 was $15,030 as compared to net loss of $6,518 for the comparable period in 1994. The increase in net loss is due primarily to the charges recorded in connection with the restructuring and reorganization of the Company's businesses.

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

         Previously, the Premier Computer Products Division's business depended on its ability to continue to acquire a reliable stream of salable ICs. Generally, the Division procured its supply of both non-conforming and conforming (sometimes called reduced specification and full specification, respectively) ICs from clients pursuant to short-term, non-exclusive contracts. These contracts did not contain guaranteed or minimum quantities. During fiscal 1994, the Company derived approximately 42% of its revenue from non-conforming material received from one supplier, as compared to 66% for the prior fiscal year. On a pro forma basis, the concentration of supply would have been approximately 37% if Century had been part of the Company for the 12 months ended September 30, 1994. The Company experienced intermittent interruptions, shifts or reductions in that source of supply.

         On December 12, 1994 the Company announced that the major supplier advised the Company that it had indefinitely suspended the program under which it supplied reduced specification ICs to the Company. The December 12th announcement also stated that the Company had established additional supply relationships for both full and reduced specification products.

         Gross profit for the year ended September 30, 1994 was $26,350 or 21.9% of net revenue as compared to $11,274 or 19.3% of net revenue for the same period in 1993. The increase was primarily due to the acquisition of the Century and FRS businesses. This increase, along with the improvement in gross profit performance in ARS, offset the decrease in gross profit that occurred in Premier Computer Products. The primary reason for the decrease in Premier's gross profit during 1994 was a change in the terms of trade with the Company's largest supplier from a revenue sharing arrangement to a more standard distribution (fixed price) arrangement.

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

         During the fourth quarter of fiscal 1994 the Company recorded a charge to operating expense of $2,161 consisting of $925 related to the cost incurred to establish the "System Recovery" program (also known as the "TQR" program). This program gave the Company the ability to refurbish, recondition and redistribute systems received from manufacturing fallout, field dispositions, excess and obsolete inventories, and customer trade-in and exchange programs. Refurbished systems and subsystems are redistributed worldwide in cost-conscious markets. Also included is a loss of approximately $711 relating to the sale of the Company's European repair operation and the contribution of certain assets of Aurora Merchant Systems division (credit card terminal repair and parts management) into a joint venture. In addition, approximately $400 of costs were incurred in connection with evaluating the computer products distribution business. Such effort was terminated.

         During the fourth quarter of fiscal 1994, the Company recorded a $1,693 charge to reflect a preliminary agreement to settle the class action complaint against the Company. See Item 3 -- Legal Proceedings. The settlement requires the Company to issue $1,250 of Common Stock valued at fair market value at the time of issuance and $250 in cash. The balance of the settlement ($1,500 in cash) will be funded by the Company's insurer. The Company is involved in a dispute submitted to binding arbitration concerning a claim against the former owners of Micro-C for indemnification under the stock purchase agreement. On December 27, 1994 the arbitrator awarded the Company approximately $3,507. This award has been accounted for by a reduction of the 7% Subordinated Convertible Promissory Notes and a corresponding reduction of goodwill (net of expenses of $500).

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

         Other income for the year ended September 30, 1994 was $197 as compared to $689 for the same period in 1993. The primary component of other income is interest income. The amount in 1993 included a $300 insurance claim received from a previous insurer of the Company.

         The loss from discontinued operations for the year ended September 30, 1994 was $2,400 as compared to charge of $2,234 in fiscal 1993. The current year charge is the result of additional losses incurred and adjustment of the reserve of discontinued operations to management's estimate of future obligations. The increase in the reserve relates primarily to the estimated operating costs and early termination of the building lease in Chicago. For other contingencies related to discontinued operations see Note L -- Commitments and Contingencies.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital are directly related to its accounts receivable, inventory levels and improvements to its property and equipment, as well as costs resulting from the consolidation of its businesses. The Company's working capital was $196 as of September 30, 1995, compared to $9,013 as of September 30, 1994. The Company has financed acquisitions to date using bank debt, internally generated cash and issuance of common stock.

         During the third quarter of fiscal 1995, the Company substantially completed a major corporate reorganization into two core businesses operating through the ARS Division and the Century Division. As part of this reorganization, the Company's memory upgrade business, as pursued through the Premier Division, has been discontinued and the repair service operations have been consolidated and downsized to a support role. Substantially all of the funds, approximately $2,500, required for the reorganization have been provided by the liquidation of certain inventories related to Premier's memory upgrade business and the Company's repair services operations.

         In May 1994, in conjunction with the Century acquisition, the Company entered into a $35,000 Senior Secured Credit Agreement (the "Agreement") with a group of financial institutions (lenders). The Agreement consists of a $10,000 revolving line of credit, and a $25,000 senior term loan. During fiscal 1995, the average outstanding balance under the revolving line of credit was approximately $8,211 bearing an average interest rate of 9.2%.

         All indebtedness of the Company under the Agreement is secured by substantially all of the assets of the Company and imposes a number of restrictions, covenants relating to the Company's financial performance, and various other limitations on the Company. The Company is restricted from entering into any transaction, other than in the ordinary course of its business, including any merger, consolidation, dissolution or corporate acquisition, without the lenders prior written consent. The Company is restricted from paying or declaring any dividends on its outstanding common stock or effecting any redemption, retirement or repurchase of its stock.

         The Company entered into a Third Amendment ("Amendment") to the Agreement effective September 30, 1995. This Amendment includes waivers and adjustments to the financial covenants mentioned above, a material adverse effect clause and the Company's agreement to recapitalize prior to June 30, 1996 (the "Recapitalization"). As defined in the Amendment, the Recapitalization includes repayment of the senior term loan and the revolving line of credit, as well as repayment of the 9 1/4% Senior Subordinated Notes. According to the Amendment, in the event the Recapitalization does not occur by June 30, 1996, certain conditions will restrict all future payments due on all of the Company's subordinated debt and will prohibit all future payments due on the non-cancelable building lease associated with discontinued operations. See Note L -- Commitments and Contingencies. These events could cause a default under the subordinated debt and operating lease. In the event of such a default, management believes, based on the terms of the three subordinated debt issues, that payments of principal and interest on the subordinated debt would be prohibited unless waived by the holders of the senior indebtedness pursuant to the Agreement.

         In consideration for this Amendment the banks will receive amendment fees of $50 at the closing date of the Amendment, an additional $100 at March 31, 1996, and an additional $150 on June 30, 1996 if the Company has not effected the Recapitalization as of March 31, 1996. In addition, if, as of June 30, 1996, the Company has not effected the Recapitalization, the interest rate on the revolving line of credit and senior term loan will be increased by 2% per annum. In addition, if the Company has not effected the Recapitalization by March 31, 1996, a penalty fee of $200 will be due to the banks, such fee increasing by $50 per month for each month that the Recapitalization has not been completed. Also as consideration for this Amendment, the exercise price of certain warrants received by the banks in May 1994 will be repriced to the average closing price of the Company's Common Stock over the ten trading days preceding and including the Third Amendment closing date.

         During the fourth quarter of fiscal 1995, Management retained financial advisors to investigate and recommend a recapitalization of the Company including sources of capital for the retirement of the 9 1/4% Senior Subordinated Notes due in November of 1996.

         Other than the funds for the remaining discontinued operations, the Company had no material capital commitments outstanding at September 30, 1995.

         While management believes that cash on hand, cash flow from operations, and funds available under its credit facilities will be sufficient to meet the Company's operating requirements, capital commitments and required principal payments on the long-term debt through September 30, 1996, management also believes that consummating the Recapitalization on or before June 30, 1996 is important to ensuring an adequate level of liquidity going forward. Funds for the principal payment on the 9 1/4% Senior Subordinated Notes due in November 1996, for example, are expected to be satisfied by the proceeds of the new source of capital sought in the Recapitalization. If the Company is unable to consummate the Recapitalization by June 30, 1996, the Company will be required to explore other financing alternatives.

NEW ACCOUNTING STANDARDS

      The Company will be required to adopt new accounting standards in the future. In 1996, the Company will be required to adopt SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. In addition, the Company will be required to adopt SFAS No. 123, Accounting for Stock-Based Compensation. However, the Company has decided to continue to account for employee stock options under Accounting Principles Board Opinion No.
25. This standard will be effective for transactions entered into after December 15, 1995. The primary impact of this standard will relate to certain disclosures about the Company's stock option plans.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AURORA ELECTRONICS, INC. AND SUBSIDIARIES                                                             PAGE
                                                                                                      ----
1.     Index to the Company's Financial Statements and Financial Statement Schedules.


       Report of Independent Public Accountants ...................................................   16

       Consolidated Balance Sheets as of September 30, 1995 and September 30, 1994 ................   17

       Consolidated Statements of Operations for the years ended September 30, 1995, 1994
            and 1993...............................................................................   18

       Consolidated Statements of Stockholders' Equity for the years ended September 30,
            1995, 1994 and 1993....................................................................   19

       Consolidated Statements of Cash Flows for the years ended September 30, 1995, 1994
            and 1993...............................................................................   20

       Notes to Consolidated Financial Statements..................................................   22

       Schedule II-  Valuation and Qualifying Accounts for the years ended September 30,
            1995, 1994 and 1993....................................................................   34

All other financial statement schedules are omitted as the required information is presented in the financial statements or the notes thereto or is not necessary.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Aurora Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Aurora Electronics, Inc. (a Delaware Corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1995, 1994 and 1993. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

As discussed further in Note G to the consolidated financial statements, the 9 1/4% Senior Subordinated Notes outstanding at September 30, 1995 ($9,029,000) become due and payable in November 1996. Management is pursuing various alternatives to recapitalize the Company and has entered into an amended Senior Secured Credit Agreement ("Agreement") with its current lenders. The terms of the Agreement, under certain conditions, restrict all payments due subsequent to June 30, 1996 on all subordinated notes and certain operating leases. If the recapitalization does not occur by June 30, 1996, such restriction could cause a default under the subordinated notes and operating lease.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Electronics, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for the years ended September 30, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Orange County, California
January 12, 1996

                                                  ARTHUR ANDERSEN LLP

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            September 30,
                                                                       ------------------------
                                                                         1995            1994
                                                                       --------        --------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                           $     81        $  1,539
   Short - term investments                                                  --           1,171
   Trade receivables, less allowance for doubtful accounts
     of $1,414 ($1,046 in 1994)                                          15,828          16,841
   Inventories                                                            4,021           9,445
   Deferred income taxes                                                  1,532           3,213
   Other current assets                                                     516           1,067
-----------------------------------------------------------------------------------------------
Total current assets                                                     21,978          33,276

Property, plant and equipment, net                                        5,752           6,075
Deferred income taxes                                                     2,202           1,825
Intangible and other assets                                              50,784          61,751
-----------------------------------------------------------------------------------------------
                   Total assets                                        $ 80,716        $102,927
===============================================================================================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                  $  6,700        $  5,622
    Accounts payable                                                      8,105          11,583
    Accrued compensation                                                  2,021           1,763
    Accrued interest                                                        920             980
    Current portion of reserve for discontinued operations                1,569           2,814
    Other current liabilities                                             2,467           1,501
-----------------------------------------------------------------------------------------------
Total current liabilities                                                21,782          24,263

Reserve for discontinued operations                                       2,504           2,210
Long-term debt                                                           44,092          49,551

Commitments and contingencies

Stockholders' equity:
     Preferred stock, 1,000 shares authorized, none issued                   --              --
     Common stock, 8,062 shares issued (8,020 shares in 1994)               242             240
     Additional paid-in capital                                          61,932          61,827
     Accumulated deficit                                                (44,683)        (29,300)
     Treasury stock, at cost, 561 shares (638 shares in 1994)            (5,153)         (5,864)
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                               12,338          26,903
-----------------------------------------------------------------------------------------------
                   Total liabilities and stockholders' equity          $ 80,716        $102,927
===============================================================================================

The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

                                                                                          Years ended September 30
                                                                                       ------------------------------
                                                                                         1995       1994       1993
                                                                                       --------   --------   --------
Net revenues                                                                           $141,852   $120,386   $ 58,328
Cost of sales                                                                           107,270     94,036     47,054
---------------------------------------------------------------------------------------------------------------------
Gross profit                                                                             34,582     26,350     11,274
Selling, general and administrative expenses                                             28,170     17,573      4,657
Amortization of intangibles, including write-offs of $7,407 and $2,400
  in 1995 and 1994, respectively                                                          9,073      4,539      1,284
Restructuring charges and other                                                           5,643      2,161          -
Provision for litigation settlements                                                          -      1,943          -
---------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                                  (8,304)       134      5,333

Interest expense                                                                         (5,522)    (4,449)    (1,965)
Other income, net                                                                           116        197        689
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before provision for income taxes            (13,710)    (4,118)     4,057
Provision for income taxes                                                                1,320          -      1,552
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                                              (15,030)    (4,118)     2,505
Discontinued operations, net of income taxes:
    Loss on disposal                                                                          -     (2,400)    (2,234)
---------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                                             -     (2,400)    (2,234)
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of change in accounting for income taxes       (15,030)    (6,518)       271

Cumulative effect of change in accounting for income taxes                                    -          -      2,734
=====================================================================================================================
Net income (loss)                                                                      $(15,030)  $ (6,518)  $  3,005
=====================================================================================================================

Earnings (loss) per share of common stock:
    Continuing operations                                                              $  (1.79)  $  (0.55)  $   0.40
    Discontinued operations                                                                   -      (0.32)     (0.36)
---------------------------------------------------------------------------------------------------------------------
    Earnings (loss) before cumulative effect of change in accounting for income taxes     (1.79)     (0.87)      0.04
    Cumulative effect of change in accounting for income taxes                                -          -       0.44
=====================================================================================================================
    Net income (loss)                                                                  $  (1.79)  $  (0.87) $    0.48
=====================================================================================================================

Weighted average number of common and common equivalent shares                            8,379      7,491      6,273
=====================================================================================================================

The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                      Common stock     Additional
                                                                    -----------------    paid-in   Accumulated  Treasury
                                                                    Shares  Par Value    capital     deficit      stock     Total
                                                                    -----------------  ----------  -----------  --------   --------
Balance at September 30, 1992                                        5,700     $171     $ 47,834    $(25,400)   $(17,895)  $  4,710
    Exercise of stock options-including related income tax benefit     323       10        2,522           -         100      2,632
    Issuance of common stock-acquisitions                              744       22        5,280           -           -      5,302
    Purchase of treasury stock                                           -        -            -           -        (122)      (122)
    Exercise of common stock purchase warrants                         904       27        7,722           -       1,675      9,424
    Stock split effected as a dividend                                   -        -       (8,882)          -       8,882          -
    Conversion of debt to common stock                                  73        2          784           -           -        786
    Issuance of treasury stock-employment contract                       -        -            -         (42)        368        326
    Stock bonus with issuance of treasury stock                          -        -            -        (246)        838        592
    Net income                                                           -        -            -       3,005           -      3,005
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1993                                        7,744      232       55,260     (22,683)     (6,154)    26,655
    Issuance of common stock/treasury stock-acquisitions               271        8        4,718         (99)        560      5,187
    Common stock to be issued-acquisitions                               -        -          559           -           -        559
    Exercise of stock options                                            5        -           40           -           -         40
    Purchase of treasury stock                                           -        -            -           -        (226)      (226)
    Treasury stock-sale of assets                                        -        -            -           -         (44)       (44)
    Common stock to be issued-litigation settlement                      -        -        1,250           -           -      1,250
    Net loss                                                             -        -            -      (6,518)          -     (6,518)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                                        8,020      240       61,827     (29,300)     (5,864)    26,903
    Issuance of common stock/treasury stock-acquisitions                42        2         (240)       (353)        711        120
    Common stock to be issued-acquisitions                               -        -          345           -           -        345
    Net loss                                                             -        -            -     (15,030)          -    (15,030)
===================================================================================================================================
Balance at September 30, 1995                                        8,062     $242     $ 61,932    $(44,683)   $ (5,153)  $ 12,338
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      Years ended September 30
                                                                   ------------------------------
                                                                     1995        1994      1993
                                                                   --------    --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Earnings (loss) from continuing operations                     $(15,030)  $ (4,118)  $  2,505
       Adjustments to reconcile earnings (loss) from
          continuing operations to net cash flows
          from operating activities:
          Depreciation and amortization                              10,493      6,451      1,503
          Noncash interest expense                                      655        352         --
          Noncash stock bonus to employees                               --         --        592
          Noncash portion of litigation provision                        --      1,250         --
          Loss on disposition of assets                                 944        711         --
          Gain from investments and unconsolidated affiliates            --         --        (54)
          Changes in assets and liabilities, net of acquisitions:
             Trade receivables, inventories and other assets          6,667     (5,113)    (7,337)
             Accounts payable and other liabilities                  (1,789)       454     (3,162)
             Accrued interest and income taxes receivable/payable       (60)       260     (2,108)
             Deferred income taxes                                    1,304         --      1,801
--------------------------------------------------------------------------------------------------
       Net cash flows from continuing operations                      3,184        247     (6,260)
       Net cash flows from discontinued operations                     (951)    (1,336)     5,447
--------------------------------------------------------------------------------------------------
    Net cash flows from operating activities                          2,233     (1,089)      (813)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                     (1,440)    (1,993)    (2,708)
    Payments for purchases of companies, net of cash acquired            --    (12,131)    (3,661)
    Proceeds from sales of marketable securities and SSG note         1,171        975      2,385
--------------------------------------------------------------------------------------------------
    Net cash flows from investing activities                           (269)   (13,149)    (3,984)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debt                                                 (4,092)    (5,840)    (1,897)
    Issuances of common stock                                            --         40     11,991
    Purchases of treasury stock                                          --       (226)      (122)
    Advances under line of credit                                    12,070     22,238      3,171
    Repayments under line of credit                                 (11,400)   (16,636)        --
--------------------------------------------------------------------------------------------------
    Net cash flows from financing activities                         (3,422)      (424)    13,143
--------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                              (1,458)   (14,662)     8,346

Cash and cash equivalents at beginning of period                      1,539     16,201      7,855
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $     81   $  1,539   $ 16,201
==================================================================================================



The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  Years ended September 30
                                                                                 ---------------------------
                                                                                  1995     1994       1993
                                                                                 ------  --------   --------
SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) for:
    Interest                                                                     $5,582  $  3,837   $  2,224
============================================================================================================
    Income taxes                                                                 $   16  $   (337)  $    262
============================================================================================================
In conjunction with the acquisition of the stock or assets of certain entities, the following liabilities were assumed as follows:
       Fair value of assets acquired                                             $   --  $ 45,039   $ 12,207
       Cash paid for the acquisitions, net of cash acquired                          --    (7,356)       230
       Imputed interest                                                              --       352         --
       Debt issued for the acquisitions                                              --   (27,345)        --
       Common stock issued for the acquisitions                                      --    (4,660)    (5,302)
------------------------------------------------------------------------------------------------------------
Liabilities assumed                                                              $   --  $  6,030   $  7,135
============================================================================================================
Stock dividends paid with treasury stock                                         $   --  $     --   $  8,882
============================================================================================================
Conversion of debt to common stock                                               $   --  $     --   $    786
============================================================================================================
Payment of employment contract with issuance of stock                            $  119  $     --   $    326
============================================================================================================
Payment of stock bonus with issuance of treasury stock                           $   --  $     --   $    592
============================================================================================================
Issuance of promissory notes for additional acquisition costs                    $   --  $     --   $  2,420
============================================================================================================
Contingent shares issuable for additional acquisition costs                      $  345  $    445   $    464
============================================================================================================
Reduction in 7% debt as a result of indemnity claim settlement                   $1,224  $  3,507   $     --
============================================================================================================



The accompanying notes are an integral part of these financial statements.

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share figures)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization. Aurora Electronics, Inc. operates in one business segment providing spare parts distribution and electronics recycling services to major personal computer manufacturers and field service organizations.

         Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Aurora Electronics, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain operating segments that have been sold and segments for which a plan of disposal had been adopted as of September 30, 1992 have been reported as discontinued operations.

         Cash and Cash Equivalents. The Company considers all liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

         Short-Term Investments. Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"), which resulted in a change in the Company's accounting method, the effect of which was not material to the consolidated financial statements. Prior to October 1, 1994, the Company carried debt and equity securities at the lower of aggregate cost or market value.

         Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

         Property, Plant and Equipment. Property, plant and equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets by the straight-line method for financial reporting purposes, and accelerated methods with respect to certain assets for income tax purposes. Property, plant and equipment includes computer hardware, software and implementation costs which are purchased, acquired and modified for internal use. The Company's policy is to capitalize and accumulate such costs as incurred and to commence amortization when placed in service. As of September 30, 1995, substantially all the Company assets were being depreciated. Leasehold improvements are amortized over the terms of the related leases or their useful lives, whichever is shorter.

         Intangible Assets. Goodwill associated with acquisitions is amortized using the straight-line method over forty years. The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected non-discounted future cash flows over the remaining amortization period. If projected future cash flows indicate that unamortized goodwill will not be recovered, an adjustment is made to reduce the net goodwill to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

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

         Earnings Per Share of Common Stock. Earnings per share of Common Stock is based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated under the treasury stock method as common stock equivalents when dilution results from their assumed exercise. The Company's 7-3/4% Convertible Subordinated Debentures due April 15, 2001 and 7% Subordinated Convertible Promissory Notes (the "7% Notes") due September 30, 1997 were not common stock equivalents at the time of issuance and are therefore not included in the calculation of primary earnings per share.

         Reclassifications. Certain reclassifications have been made for consistent presentation.

NOTE B - ACQUISITIONS

Micro - C Corporation ("Micro-C")

         Effective September 30, 1992, the Company acquired all of the outstanding Common Stock of Micro-C, a recycler of integrated circuits for the electronics industry. The purchase price consisted of $10,949 in cash and the issuance of the 7% Notes in the original principal amount of $7,379. Additionally, the purchase agreement provided for the issuance of up to approximately 447 shares of the Company's Common Stock valued at $11.20 per share (subject to anti-dilution adjustments) to the sellers over a three year period commencing in 1993. In fiscal 1995 and 1994, the Company issued 77 and 61 shares, respectively in connection with the fiscal 1994 and 1993 operating results. The Company will issue 82 shares to the sellers in connection with the fiscal 1995 operating results and the remaining 227 shares will not be issued.

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

         All acquisitions have been accounted for by the purchase method of accounting, and accordingly each purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of the acquisitions. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, which (except for the goodwill from the FRS acquisition - see Note F below) is being amortized over 40 years. The contingent consideration was recorded as additional goodwill when the related contingencies were resolved and the consideration was determined.

         The estimated fair value of assets and liabilities as of the date of the acquisitions are summarized as follows:

                                                                 MICRO-C          FRS          CENTURY
------------------------------------------------------------------------------------------------------
    Current assets                                               $  4,911       $ 3,588        $ 8,545
    Machinery and equipment                                           497         1,082            947
    Identifiable intangible and other assets                        4,000           142          3,578
    Goodwill                                                       15,444         7,625         31,569
    Liabilities                                                   (12,302)       (7,135)        (5,630)
                                                                 -------------------------------------
                                                                 $ 12,550       $ 5,302        $39,009
                                                                 =====================================


         The following table presents the unaudited pro forma results of operations of the Company for the years ended September 30, 1994 and 1993, assuming the above acquisitions had occurred on October 1, 1992.

                                                                                  1994          1993
------------------------------------------------------------------------------------------------------
    Net revenues                                                                $137,236      $118,457
    Gross Profit                                                                  32,988        32,793
    Operating income                                                               2,315         8,966
    Earnings (loss) from continuing operation before tax                          (3,510)        5,686
    Net income (loss)                                                             (6,151)        4,053
    Net income (loss) per share                                                 $  (0.82)     $   0.65


NOTE C - DISCONTINUED OPERATIONS

         Commencing in 1990, the Company began to discontinue its sporting goods operations and divest itself of the related assets. Effective September 30, 1992, the Company announced that its remaining sporting goods operations would be accounted for as discontinued operations and the remaining assets would be sold. As of September 30, 1994, no material assets remained related to the discontinued operations. During 1994, management revised the estimated reserve for remaining contractual and contingent obligations resulting in a provision for loss on disposal of $2,400. Such obligations and contingencies relate primarily to a leased building, reserves for helmet litigation, and estimation of liabilities due to an income tax dispute (See Note L -- Commitments and Contingencies). The Company recorded a provision for loss on disposal of $2,234 (net of tax of $1,489) in 1993.

NOTE D - INVENTORIES

         Inventories at September 30, 1995 and 1994 consisted of the following:

                                                                                   1995          1994
------------------------------------------------------------------------------------------------------
    Spare and repair parts                                                        $  535        $1,083
    Work in process                                                                  253         1,152
    Finished goods                                                                 3,233         7,210
                                                                                  --------------------
      Total Inventories                                                           $4,021        $9,445
                                                                                  ====================

NOTE E - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at September 30, 1995 and 1994 consisted of the following:

                                                      ESTIMATED
                                                         LIFE             1995             1994
-------------------------------------------------------------------------------------------------
Furniture, fixtures and equipment                     3 - 5 years        $ 7,801          $ 6,779
Leasehold improvements                                1 - 5 years            707              654
                                                                         ------------------------
                                                                           8,508            7,433
Less accumulated depreciation and amortization                            (2,756)          (1,358)
                                                                         ------------------------
    Total property, plant and equipment                                  $ 5,752          $ 6,075
                                                                         ========================

         The Company leases office, processing and warehousing facilities under various operating leases through 2000. Future minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year for the fiscal year ending September 30 are as follows: 1996 - $1,648; 1997 - $1,550; 1998 - $1,505; 1999 - $1,422; 2000 - $773; thereafter - $104. Rent expense was approximately $1,662, $1,393, and $313 for the years ended September 30, 1995, 1994 and 1993, respectively.

NOTE F - INTANGIBLES AND OTHER ASSETS

         Intangibles and other assets at September 30, 1995 and 1994 consisted of the following:

                                                                       1995                1994
-------------------------------------------------------------------------------------------------
Goodwill                                                              $50,152             $59,035
Database valuation                                                      1,462               1,462
Debt issuance costs                                                     1,939               1,939
Other                                                                     832               1,223
Less accumulated amortization                                          (3,601)             (1,908)
                                                                      ---------------------------
                                                                      $50,784             $61,751
                                                                      ===========================

         With the completion of a major corporate reorganization in the third quarter of fiscal 1995, management charged the remaining balance of goodwill related to the acquisition of FRS totaling $7,407 to operations. This charge was determined necessary as management estimated that the amortization of the goodwill balance over its remaining life would not be recovered through the projected non-discounted future cash flows over the remaining amortization period. Other reductions of goodwill related to the reduction of the notes payable due to the sellers of Micro-C as a result of a favorable arbitration award in April 1995.

         In fiscal 1994, management determined that the remaining unamortized balance of $2,400, which had been assigned to a non-compete agreement with the sellers of Micro-C, should be charged to operations. The non-compete agreement was determined to be of no continuing value due to the decision by the Company's major supplier of reduced specification ICs to indefinitely suspend shipments and to the decline of the Company's activities in general in the reduced specification IC business.

NOTE G - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                       1995                 1994
-------------------------------------------------------------------------------------------------
Revolving line of credit                                              $ 9,295            $  8,625
Senior term loan                                                       19,000              23,000
9-1/4% Senior subordinated notes                                        8,724               8,486
7-3/4% Convertible subordinated debentures                             10,299              10,273
7% Subordinated convertible promissory notes                            2,648               3,872
Capital lease financing                                                   826                 917
-------------------------------------------------------------------------------------------------
                                                                       50,792              55,173
Less current portion of long-term debt                                 (6,700)             (5,622)
-------------------------------------------------------------------------------------------------
                                                                      $44,092             $49,551
=================================================================================================

Bank Financing

         In May 1994, in conjunction with the Century acquisition, the Company entered into a $35,000 Senior Secured Credit Agreement (the "Agreement") with a group of financial institutions (lenders). The Agreement consists of a $10,000 revolving line of credit, and a $25,000 senior term loan. All borrowings under the Agreement are secured by substantially all of the assets of the Company.

         Borrowings under the $10,000 revolving line of credit bear interest at the rate of LIBOR plus 3% or prime plus 1% (8.88% and 9.75%, respectively at September 30, 1995) and expire on March 31, 1997. During fiscal 1995, the average outstanding balance under the revolving line of credit was approximately $8,211 bearing an average interest rate of 9.2%. Borrowings under the senior term loan bear interest at the rate of LIBOR plus 3.0% and are due in quarterly installments of principal plus accrued interest through March 31, 1999.

         The Agreement includes covenants relating to the financial performance of the Company including: required current ratios; minimum quarterly debt service and interest coverage ratios; maximum consolidated leverage ratios; required domestic to foreign asset ratios; required quarterly net profitability amounts; and a material adverse effect clause. Additionally, the Company is required to repay principal outstanding under the Agreement equal to 100% of excess cash flow (as defined in the Agreement) annually each December 30 over the term of the Agreement. Based on the Company's operating results in fiscal 1995, no payment will be required.

         The Company entered into a Third Amendment ("Amendment") to the Agreement effective September 30, 1995. This Amendment includes waivers and adjustments to the financial covenants mentioned above, a material adverse effect clause and the Company's agreement to recapitalize prior to June 30, 1996 (the "Recapitalization"). As defined in the Amendment, the Recapitalization includes repayment of the senior term loan and the revolving line of credit, as well as repayment of the 9 1/4% Senior Subordinated Notes. According to the Amendment, in the event the Recapitalization does not occur by June 30, 1996, certain conditions will restrict all future payments due on all of the Company's subordinated debt and will prohibit all future payments due on the non-cancelable building lease associated with discontinued operations. See Note L -- Commitments and Contingencies. These events could cause a default under the subordinated debt and operating lease. In the event of such a default, management believes, based on the terms of the three subordinated debt issues, that payments of principal and interest on the subordinated debt would be prohibited unless waived by the holders of the senior indebtedness pursuant to the Agreement.

         In consideration for this Amendment the banks will receive amendment fees of $50 at the closing date of the Amendment, an additional $100 at March 31, 1996, and an additional $150 on June 30, 1996 if the Company has not effected the Recapitalization as of March 31, 1996. In addition, if, as of June 30, 1996, the Company has not effected the Recapitalization, the interest rate on the revolving line of credit and senior term loan will be increased by 2% per annum. In addition, if the Company has not effected the Recapitalization by March 31, 1996, a penalty fee of $200 will be due to the banks, such fee increasing by $50 per month for each month that the Recapitalization has not been completed. Also as consideration for this Amendment, the exercise price of certain warrants received by the banks in May 1994 will be repriced to the average closing price of the Company's Common Stock over the ten trading days preceding and including the Third Amendment closing date.

7% Subordinated Convertible Promissory Notes

         In connection with the acquisition of Micro-C, the Company issued 7% Notes to the sellers aggregating approximately $7,379. In April 1995, the Company was awarded in arbitration a final settlement which reduced the outstanding balance of the notes to $2,648. Interest on the 7% Notes is payable on March 31 and September 30 of each year beginning March 31, 1993 through maturity. The principal balance of the 7% Notes is due in equal installments on September 30, 1995 (paid October 2, 1995), 1996 and 1997. The 7% Notes are convertible into shares of the Company's Common Stock at a rate of $11.20 per share, subject to certain adjustments as defined in the note agreements.

9-1/4% Senior Subordinated Notes

         These Notes in the amount of approximately $9,029 were issued in conjunction with an exchange offer in 1989. The principal amount of the 9-1/4% Notes is due in November 1996. The 9-1/4% Notes are shown net of unamortized discount of approximately $305 and $543 at September 30, 1995 and 1994, respectively. Interest on the 9-1/4 % Notes is payable on May 14 and November 14 of each year through maturity. During the fourth quarter of fiscal 1995, Management retained financial advisors to investigate and recommend a recapitalization of the Company including sources of capital for the retirement of the 9 1/4% Senior Subordinated Notes due in November of 1996.

7-3/4% Convertible Subordinated Debentures

         The 7-3/4% Convertible Subordinated Debentures mature April 15, 2001 (the "Convertible Debentures") and are shown net of unamortized discount of approximately $152 and $178 at September 30, 1995 and 1994, respectively. The Company is required to make partial sinking fund payments of approximately $117 and $2,516 in 1999 and 2000, respectively. The Convertible Debentures are convertible into Common Stock of the Company at a conversion price, subject to adjustment in certain instances, of $11.66 per share, and are redeemable at the option of the Company at face value plus accrued interest thereon. Interest on the 7-3/4% Debentures is payable on April 14 and October 14 of each year through maturity.

Other Long-term Debt

         Additional long-term debt consists primarily of secured equipment financing and capital lease obligations with interest rates ranging from 8.9% to 12.9%, due in monthly installments through 1999.

         Aggregate maturities of long-term debt for the fiscal years ending September 30 are as follows: 1996 - $6,700, 1997 - $24,673, 1998 - $6,089, 1999
- $3,148, 2000 - $2,516 and thereafter - $7,666.

NOTE H - Income Taxes

         The provision for income taxes for the years ended September 30, 1995, 1994 and 1993 consists of the following:

                                                                            FOR THE YEARS ENDED SEPTEMBER 30
                                                                         1995                  1994              1993
----------------------------------------------------------------------------------------------------------------------
Current provision (benefit)- Federal                                    $    --              $    --            $1,334
                           - State                                           --                   --               312
                                                                        ----------------------------------------------
 Total current provision                                                     --                   --             1,646
                                                                        ----------------------------------------------
 Deferred provision (benefit):
  Net operating loss generated                                           (3,193)              (2,639)               --
  Net reversal of non-deductible accruals and reserves                      213                1,935                --
  Reserve method for allowance for doubtful accounts                       (146)                (174)               --
  Depreciation                                                              276                 (623)               --
  Goodwill amortization                                                     616                   --                --
  Deferred benefit not currently recognized                               2,234                1,501                --
  Increase in non-utilization of deferred tax asset due to
     uncertainty of recovery                                              1,304                   --                --
  Other                                                                      16                   --               (94)
                                                                        ----------------------------------------------
   Total deferred provision                                               1,320                   --               (94)
                                                                        ----------------------------------------------
   Total federal income tax provision exclusive of
     discontinued operations                                            $ 1,320              $    --            $1,552
                                                                        ==============================================


         The provision (benefit) for income taxes in the accompanying consolidated statements of operations differs from the amount of tax based on the statutory federal income tax rate as follows:

                                                                            FOR THE YEARS ENDED SEPTEMBER 30
                                                                        1995                1994               1993
---------------------------------------------------------------------------------------------------------------------
Provision (benefits) for income taxes at statutory rate               $(4,661)            $(1,400)             $1,410
 Nondeductible expenses                                                 3,227                 331                 198
 Deferred benefit not currently recognized                              2,234               1,501                  --
 Increase in non-utilization of deferred tax asset due to
   uncertainty                                                          1,304                  --                  --
 State taxes, net of Federal benefit                                     (823)               (253)                203
 FSC benefit                                                               --                 (75)               (126)
 Reversal of Riddell book gain                                             --                  --                 (62)
 Other                                                                     39                (104)                (71)
                                                                      -----------------------------------------------
    Total provision for income taxes                                  $ 1,320             $    --              $1,552
                                                                      ===============================================

         The components of the Company's deferred income tax benefit as of September 30, 1995 and 1994 are as follows:

                                                                       1995                1994
-------------------------------------------------------------------------------------------------
Reserves for discontinued operations                                 $ 1,679              $ 2,157
Net operating loss carryforwards - current                             1,576                4,851
Allowance for doubtful accounts                                          565                  419
Inventory reserves                                                       499                  204
Non-deductible accruals                                                1,558                1,588
Valuation allowance - current                                         (4,345)              (6,006)
                                                                     ----------------------------
    Current deferred income tax benefit                                1,532                3,213
                                                                     ----------------------------
Depreciation                                                             352                  628
Net operating loss carryforwards - long-term                           7,681                1,213
Capital loss carryback                                                 3,218                3,218
Goodwill amortization                                                   (616)                  --
Valuation allowance - long-term                                       (8,433)              (3,234)
                                                                     ----------------------------
    Long-term deferred income tax benefit                              2,202                1,825
                                                                     ----------------------------
                                                                     $ 3,734              $ 5,038
                                                                     ============================

         At September 30, 1995, the Company had tax basis NOLs of approximately $27,200 available to offset future ordinary taxable income. The utilization of the Company's NOL may be substantially limited if certain cumulative changes in ownership of more than 50% occur within any three year period. These carryforwards begin to expire during 2007. The income tax benefit related to these NOLs, as well as to certain reserves recorded by the Company, have been reflected in the deferred income tax asset accounts to the extent they are considered realizable. (See Note L -- Commitments and Contingencies.)

         With the adoption of FAS No. 109 in 1993, the Company recorded income and a deferred tax asset equal to the cumulative effect of the accounting change of $2,734. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $42,000 prior to the expiration of the NOLs which begin to expire in 2007. Based on the historical and current pre-tax earnings of the Company's continuing operations, management believes it is more likely than not that the Company will realize the benefit of the NOLs existing at September 30, 1995, before the net operating loss carryforwards begin to expire in 2007. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings.

         A valuation allowance is provided against the deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance for the portion of the deferred tax asset which is not likely to be realized within approximately the next fiscal year based on Management's best estimate of results of operations for that upcoming period. As a result no net income tax benefit was recorded in fiscal 1995 and 1994.

NOTE I - STOCKHOLDERS' EQUITY

Common Stock

         The Company has 1,000 shares of authorized $.01 par value preferred stock with none issued or outstanding. The Company has 25,000 shares of authorized $.03 par value Common Stock with approximately 8,062 shares issued and approximately 7,501 shares outstanding (8,020 and 7,382, respectively, at September 30, 1994).

         During fiscal 1993, the Company effected a five for four stock split in the form of a stock dividend. The stock split was retroactively reflected in the accompanying consolidated financial statements and footnotes.

        In October 1995, the Company sold 340 shares of Common Stock to investors in a private placement of equity securities in exchange for proceeds totaling $883, net of issuance costs. Proceeds from the offering were used to make the principal payment due September 30, 1995 on the 7% notes payable.

Warrants

        In connection with the $35,000 Senior Secured Credit Agreement discussed in Note G -- Long- Term Debt, the Company issued Warrants to the Lenders to acquire 380 shares of Common Stock at the average closing price of the Company's Common Stock as of the Third Amendment to the Senior Secured Credit Agreement. In the event the Company issues common shares in the future in connection with
(i) the conversion of the 7% Notes; (ii) contingent shares in connection with the Century acquisition; or (iii) the conversion of the 7-3/4% Convertible Subordinated Debentures, the Lenders would be entitled to Warrants equal to 1-1/4% of such common shares issued at same per share as stated above. Management's estimate of the fair value of these warrants is not material. Also, in connection with the Amendment, all previously issued contingent lender warrants were terminated.

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

        During fiscal 1992, the Company's Chairman and Chief Executive Officer and President were issued warrants to purchase an aggregate of 463 shares of the Company's Common Stock at a per share price of $5.60 and 237 shares of the Company's Common Stock at a per share price of $6.40. During August of 1995, the compensation and stock option committee of the Company's board of directors approved and offered to the Company's Chairman and Chief Executive Officer and President the opportunity to surrender for cancellation their original outstanding warrants ("original warrants") and replace such original warrants with new warrants ("new warrants") to acquire eighty percent (80%) of the number of shares of the Company's Common Stock as canceled in the original warrants, at a price per share of $3.625, but with all other terms of the original warrants to remain substantially the same. The new warrants are fully exercisable.

NOTE J - EMPLOYEE STOCK AND SAVINGS PLANS

        Employee stock purchase plan. Effective October 1, 1994, the Company established an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's Common Stock may be purchased at three-month intervals at 85% of the lower of the fair market value on the first or the last day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. At October 1, 1995, 350 shares were reserved for future issuance.

        Savings plan. The Company has a savings plan, which qualifies under
Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pretax salary, but not more than statutory limits. The Company contributes a discretionary amount, set by the Board of Directors, for each dollar contributed by a participant, with a maximum of 6% of participant earnings. The Company's matching contribution to the savings plan was $279, $161 and $50 for the years ended September 30, 1995, 1994 and 1993, respectively.

        Stock option plan. The Company has a stock option plan for directors, officers, and key employees which provides for incentive and nonqualified stock options. A committee comprised of disinterested directors determines the option price (not less than the fair market value of the stock at the date of grant.) The options generally expire ten years from the date of grant and vest over five years. As of September 30, 1995, options for 895 shares were issued and 255 shares were available for future grants under the plan. Options for 250 shares were issued outside the Stock Option Plan.

        During May 1995, the compensation and stock option committee of the board of directors offered each Optionee the opportunity to surrender for cancellation his or her Outstanding Options and replace such Outstanding Options with non-qualified stock options to acquire eighty percent (80%) of the number of shares of the Company's Common Stock as canceled, at a price per share equal to twenty-five cents ($0.25) over the closing price of the Company's Common Stock on May 15, 1995. The effect of the repricing has been included in the stock option chart below.

                                                                  OUTSTANDING OPTIONS
                                                    -------------------------------------------------
                                                            SHARES          RANGE OF OPTION PRICES
                                                    -------------------------------------------------
Outstanding at September 30, 1992                          408,472               $4.10 - 6.60
  Granted                                                  585,150                6.40 -11.80
  Exercised                                               (408,472)               4.10 - 6.60
  Forfeited                                                     --                    --
                                                    -------------------------------------------------
Outstanding at September 30, 1993                          585,150                6.40 -11.75
  Granted                                                  487,400                7.00 - 8.13
  Exercised                                                 (5,360)               7.00 - 7.50
  Forfeited                                                (99,440)               7.00 - 8.13
                                                    -------------------------------------------------
Outstanding at September 30, 1994                          967,750                6.40 -11.75
  Granted                                                1,130,600                3.38 - 4.50
  Exercised                                                     --                    --
  Forfeited                                               (953,110)               7.00 - 8.13
                                                    -------------------------------------------------
Outstanding at September 30, 1995                        1,145,240               $3.38 -11.75
                                                    -------------------------------------------------

NOTE K - FAIR VALUE INFORMATION

        The following disclosure of the estimated fair value of financial instruments at September 30, 1995 and 1994 is made in accordance with the requirements of SFAS No. 107 "disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        The carrying amounts of cash and cash equivalents, short - term investments, trade receivables, and accounts payable are a reasonable estimate of their fair value. The carrying amount of long - term debt approximates fair value because the obligations either bear interest at floating rates, or compare favorably with fixed rate obligations that would be available to the Company.

        The fair value information presented herein is based on pertinent information available to management as of September 30, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE L - COMMITMENTS AND CONTINGENCIES

Discontinued operations

        In conjunction with the sale of certain Discontinued Operations, the Company remained liable for (i) certain then existing lawsuits relating to football helmets allegedly involved in causing injury; and (ii) any liabilities resulting from certain claims, lawsuits or proceedings instituted before September 23, 1994 . As a result, the Company has obtained a three-year product liability insurance policy specifically to cover any products liability claims that the Company remains liable for. Such policy is limited to $1,000 per occurrence with a $250 deductible and $2,000 in the aggregate, per year. As of December 13, 1995, the Company's principal outstanding lawsuit relating to a football helmet accident was settled awaiting court approval. The costs of the settlement will be covered by the product liability insurance discussed above and included in the reserves for discontinued operations.

        The Company is subject to a non-cancelable building lease though 2005. Management is pursuing various alternatives which would terminate this obligation prior to the expiration of the lease and has recorded a reserve which contemplates termination prior to 1999. In estimating the reserve management has considered operating costs, net present value of the remaining lease payments, an early termination payment and sublease rental income. However, additional reserves may be needed in the event management is not able to successfully negotiate an early termination of the lease.

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

Class Action Settlement

        In connection with the settlement of a class action complaint, the parties reached agreement on the terms of a settlement, which required the Company to contribute $250,000 in cash and $1,250,000 in Common Stock priced at the issuance date. The balance of the settlement ($1,500,000 in cash) would be funded by the Company's insurer. The settlement was approved on September 5, 1995. The Company will issue the settlement stock after proofs of claims have been filed and verified as entitling the holders thereof to a share of the settlement proceeds.

NOTE M - EXPORT SALES AND MAJOR CUSTOMERS

        Export sales to customers in foreign countries amounted to approximately $28,032, $15,600 and $11,800 in fiscal 1995, 1994 and 1993, respectively.
Revenues from the Company's foreign operations approximated $10,109 and $8,100 in 1995 and 1994, respectively. No customer accounted for 10 percent or more of sales in fiscal 1995 and 1994. In fiscal 1993, the Company's three major customers accounted for 18 percent, 17 percent and 10 percent of sales.

NOTE N - TRANSACTIONS WITH RELATED PARTIES

         The Company's Chairman and Chief Executive Officer and President are owners of EOS Capital, Inc. ("EOS"), a private capital firm previously retained by the Company for consulting and investment banking services. During fiscal 1993 and the first quarter of fiscal 1994, the Company did not pay the Chairman and Chief Executive Officer and the President salaries as they were not employees of the Company until January 1, 1994. The Company paid EOS $180 and $45 for consulting and investment banking services for fiscal 1993 and the first quarter of fiscal 1994, respectively. Additionally, the Company paid EOS $200 for services rendered in the acquisition of FRS in fiscal 1993 and $303 and $21 in fiscal 1993 and the first quarter of fiscal 1994, respectively, for reimbursement of incurred expenses. The $200 was included as part of the acquisition cost of FRS. Effective January 1, 1994, the Company's Chairman and Chief Executive Officer and President became employees of the Company.

SCHEDULE II

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS






                                                                      Additions
                                                             ---------------------------
                                             Balance at      Charged to       Charged to
                                            beginning of     costs and          other                       Balance at end
                                              period          expenses         accounts       Deductions      of period
                                            ----------       ----------       --------       ------------   --------------
FOR THE YEAR ENDED SEPTEMBER 30, 1995
  Allowance for doubtful accounts           $1,046,000       $  857,000       $     --       $  489,000 (1)   $1,414,000
                                            ==========       ==========       ========       ==========       ==========

  Inventory reserves                        $  657,000       $  592,000       $     --       $       --       $1,249,000
                                            ==========       ==========       ========       ==========       ==========

  Reserve for discontinued operations       $5,024,000       $       --       $     --       $  951,000       $4,073,000
                                            ==========       ==========       ========       ==========       ==========
FOR THE YEAR ENDED SEPTEMBER 30, 1994
  Allowance for doubtful accounts           $  788,000       $  205,000       $300,000 (3)   $  247,000 (1)   $1,046,000
                                            ==========       ==========       ========       ==========       ==========

  Inventory reserves                        $  882,000       $  725,000       $363,000 (3)   $1,313,000       $  657,000
                                            ==========       ==========       ========       ==========       ==========

  Reserve for discontinued operations       $5,166,000       $2,400,000       $     --       $2,542,000       $5,024,000
                                            ==========       ==========       ========       ==========       ==========
FOR THE YEAR ENDED SEPTEMBER 30, 1993
  Allowance for doubtful accounts           $  875,000       $    7,000       $231,000 (2)   $  325,000 (1)   $  788,000
                                            ==========       ==========       ========       ==========       ==========

  Inventory reserves                        $  948,000       $1,259,000       $500,000 (2)   $1,825,000       $  882,000
                                            ==========       ==========       ========       ==========       ==========

  Reserve for discontinued operations       $4,186,000       $2,234,000       $972,000       $2,226,000       $5,166,000
                                            ==========       ==========       ========       ==========       ==========

----------------
(1) Uncollectible accounts written off, net of recoveries
(2) FRS Acquisition
(3) Century Acquisition

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The directors and executive officers of the Company as of December 29, 1995 were as follows:

OFFICER
DIRECTOR/EXECUTIVE NAME          Age                         Position                         Since
-----------------------          ---                         --------                         -----
Jim C. Cowart                     44     Chairman of the Board and Chief Executive            1992
                                             Officer
David A. Lahar                    38     President, Director                                  1992
Harvey B. Cash                    57     Director                                             1993
Amin J. Khoury                    56     Director                                             1993
William H. Watkins, Jr.           54     Director                                             1983
John P. Grazer                    41     Chief Financial Officer and Senior Vice President,   1993
                                             Finance and Administration
Harold Haagsma                    56     President, ARS Division                              1992
William M. McMahon                47     President, Century Division                          1994

-------------

JIM C. COWART has served as a Director, Chairman of the Board and Chief Executive Officer of the Company since 1992. Since February 1992, Mr. Cowart has served as Chairman of EOS Capital, Inc. and as a founding General Partner of EOS Partners, a private capital firm which has been, from time to time, retained by the Company. From 1987 to 1991, Mr. Cowart was a founding General Partner of Capital Resource Partners, a private capital firm and investment manager for institutional investors. Mr. Cowart is also a director of BE Aerospace, Inc. ("BEAV" - NASD), a leading manufacturer of aircraft cabin interior products.

DAVID A. LAHAR has served as a Director and President of the Company since 1992. Since February 1992, Mr. Lahar has served as President of EOS Capital, Inc. and as a founding General Partner of EOS Partners, a private capital firm which has been, from time to time, retained by the Company. From 1987 to February 1992, Mr. Lahar was a First Vice President and a Managing Director with the Corporate Finance Department of PaineWebber Incorporated.

HARVEY B. CASH has served as a Director of the Company since September 1993. Mr. Cash has been a general partner of InterWest Partners III from June 1985 to present and from June 1989 to present, Mr. Cash has been a general partner of InterWest Partners IV, both of which are venture capital firms. Also, Mr. Cash has been a general partner of Berry Cash Southwest Partnership, a venture capital firm, since December 1983. Mr. Cash serves as a director of the following companies: Cirrus Logic, Inc. ("CRUS" - NASD), a semiconductor company; Convex Computer Corporation ("CNX" - NYSE), a manufacturer and distributor of super-mini mainframe computers; Cyrix Corporation ("CYRX" -
NASD), a manufacturer and distributor of math-co processors; and ProNet, Inc., ("PNET" - NASD), a distributor of medical pagers and electronic tracking systems. Mr. Cash and Mr. Cowart are first cousins.

AMIN J. KHOURY has served as a Director of the Company since January 1993. Since July 1987, Mr. Khoury has served as Chairman of the Board and Chief Executive Officer of B/E Aerospace, Inc. ("BEAV" - NASD), a leading manufacturer of aircraft cabin interior products. Mr. Khoury is Chairman of the Board of Directors of Applied Extrusion Technologies, Inc. ("AETC" - NASD), a leading manufacturer of packaging films, polymer nets and other specialty products. Mr. Khoury is a director of Brooks

Automation, Inc. ("BRKS" -- NASD), a leading manufacturer of vacuum central wafer handling systems for the semiconductor process industry.

WILLIAM H. WATKINS, JR. has served as a Director of the Company since 1983. Mr. Watkins has been a partner and certified public accountant with Watkins, Watkins & Keenan since December 1971.

JOHN P. GRAZER has served as Chief Financial Officer and Senior Vice President, Finance and Administration of the Company since May 1993. From 1992 to April 1993, Mr. Grazer served as Vice President of Finance and Administration of Home Fashions Inc. From 1990 to 1992, Mr. Grazer served as Vice President of Finance and Chief Financial Officer of RB Industries, Inc. From 1985 to 1990, Mr. Grazer served as Vice President, Finance of Amplica, Inc. a COMSAT company.

HAROLD HAAGSMA has served as the President of the ARS Division of the Company since March 1994. From July 1993 to March 1994, Mr. Haagsma was the Vice President of Operations for Micro-C Corporation. From 1992 to July 1993, Mr. Haagsma was the Vice President of Manufacturing and Production for Micro-C Corporation. From 1990 to 1992, Mr. Haagsma was Vice President of Manufacturing for Four Pi Systems. From 1988 to 1990, Mr. Haagsma was Vice President of Operations for Topaz / Square D.

WILLIAM M. MCMAHON has served as the President of the Century Division of the Company since April 1995. Mr. McMahon joined the Company in November 1994 as the President of the Premier Division. From 1992 until joining the Company, Mr. McMahon served as the President and Chief Executive Officer of Upsonic Electronics International. From 1991 to 1992, Mr. McMahon served as the Vice President, Business Development, Sales and Marketing for Total MultiMedia, Inc. From 1990 to 1991 Mr. McMahon served as the Vice President and General Manager of KCS Computer Services. From 1981 to 1990, Mr. McMahon served as the Regional Vice President and General Manager of Arrow Electronics. From 1980 to 1981, Mr. McMahon served as General Manager for Marshall Industries.

ITEM 11.       EXECUTIVE COMPENSATION.

        Information regarding the Company's compensation of its executive officers and other highly compensated employees under the caption "Executive Compensation" contained in the Proxy Statement for the 1996 Annual Meeting of Stockholders, which is incorporated herein by reference except that information in subsections titled "Report of Compensation and Stock Option Committee on Executive Compensation" and "Performance Graph" of such section are not incorporated by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information regarding security ownership of certain beneficial owners and management is under the caption "Security Ownership of Management and Principal Stockholders" contained in the Proxy Statement for the 1996 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information regarding transactions with the Company's executive officers and directors is under the caption "Transactions with Management and Related Parties" contained in the Proxy Statement for the 1996 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)     Financial Statements.  See Item 8.

(a)(2)     Supplemental Schedules Supporting Financial Statements.  See Item 8.

(c)        Exhibits.  See Index to Exhibits.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 12, 1996

                                  AURORA ELECTRONICS, INC.

                                  By:    /s/ John P. Grazer
                                         ---------------------------------------
                                         John P. Grazer, Senior Vice President,
                                         Finance and Administration and Chief
                                         Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on January 11, 1996 by the following persons on behalf of the registrant and in the capacities indicated.

         SIGNATURE                              TITLE
------------------------  ------------------------------------------------------

  /s/ Jim C. Cowart       Director, Chairman and Chief Executive Officer
------------------------        (Principal Executive Officer)
      Jim C. Cowart

  /s/ David A. Lahar      Director and President
------------------------
      David A. Lahar

  /s/ John P. Grazer      Chief Financial Officer and Senior Vice President,
------------------------        Finance and Administration (Principal Accounting
      John P. Grazer            and Financial Officer)

  /s/ Harvey B. Cash      Director
------------------------
      Harvey B. Cash

  /s/ Amin J. Khoury      Director
------------------------
      Amin J. Khoury

/s/ William H. Watkins    Director
------------------------
    William H. Watkins

                                INDEX TO EXHIBITS

  Exhibit
  Number                      Description of Exhibits                                            Page
-----------         -------------------------------------------------------------------         ------
    3.1             The Restated Certificate of Incorporation of the Company, as                  --
                    amended (incorporated by reference from Exhibit 3.1 to the
                    Company's Transition Report on Form 10-K for the transition period from December 31, 1991 to September 30, 1992).

    3.2             Bylaws of the Company, as amended (incorporated by reference                  --
                    from Exhibit 4.2 to the Company's Registration Statement on Form
                    S-8 (Registration No. 33-79426).

    4.1             Indenture between the Company and MBank Dallas, National                      --
                    Association relating to the Company's 7-3/4% Convertible
                    Subordinated Debentures due 2001, including form of Debenture
                    (incorporated by reference from Exhibit 4.1 to the Company's
                    Registration Statement on Form S-2 (Registration No. 33-4276)).

    4.2             First Supplemental Indenture relating to the Company's 7-3/4%                 --
                    Convertible Subordinated Debentures, dated December 1, 1987, between the Company and MTrust Corp., National Association, appointing MTrust Corp. as successor trustee to MBank Dallas
                    (incorporated by reference from Exhibit 4.2 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended September
                    30, 1993).

    4.3             Tripartite Agreement relating to the Company's 7-3/4% Convertible             --
                    Subordinated Debentures, dated as of January 7, 1990, by and among MTrust Corp., National Association, Ameritrust Texas N.A.,
                    and the Company (incorporated by reference from Exhibit 4.3 to the
                    Company's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1989).

    4.4             Second Supplemental Indenture relating to the Company's 7-3/4%                --
                    Convertible Subordinated Debentures, dated to be effective as of November 30, 1992, between the Company and Society
                    National Bank (incorporated by reference from Exhibit 4.4 to the Company's Post-Effective Amendment No. 1 to Registration
                    Statement on Form S-3 (No. 33-32377)).

    4.5             Indenture, dated as of November 15, 1989, between the Company                 --
                    and Ameritrust Texas N.A. (formerly MTrust Corp., National
                    Association), relating to the Company's 9-1/4% Senior subordinated
                    Notes due 1996, including form of Note (incorporated by reference from Exhibit (a) (1) to Schedule 13E-3 filed October 19, 1989).

  Exhibit
  Number                      Description of Exhibits                                            Page
-----------         -------------------------------------------------------------------         ------

    4.6             First Supplemental Indenture relating to the Company's 9-1/4%                 --
                    Senior Subordinated Notes due 1996, dated as of June 29, 1990, by and between Ameritrust Texas, N.A. and the Company
                    (incorporated by reference to Exhibit 4 to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1990).

    4.7             Agreement relating to the Company's 9-1/4% Senior Subordinated                --
                    Notes due 1996, dated March 31, 1991, among the Company,
                    Ameritrust Texas N.A. and American Stock Transfer & Trust
                    Company (incorporated by reference from Exhibit 4 to the
                    Company's Quarterly Report on Form 10-Q for the quarter ended
                    March 31, 1991).

    4.8             Second Supplemental Indenture relating to the Company's 9-1/4%                --
                    Senior Subordinated Notes due 1996, dated to be effective as of
                    November 30, 1992, between the Company and American Stock
                    Transfer & Trust Company (incorporated by reference from Exhibit
                    4.8 to the Company's Post-Effective Amendment No. 1 to
                    Registration Statement on Form S-3 (No. 33-32377)).

    4.9             Forms of Warrants to Messrs. Lahar and Cowart, two of which are               --
                    dated August 8, 1992, and one of which is dated September 30,
                    1992 (incorporated by reference from Exhibit 10.17 to the
                    Company's Transition Report on Form 10-K for the transition period from December 31, 1991 to September 30, 1992).

   4.10             Common Stock Purchase Warrant (Paribas), Form of Warrant to                   --
                    Purchase 94,903 Shares of Common Stock of Aurora Electronics,
                    Inc., dated May 12, 1994, issued to each of Banque Paribas and
                    Banque Indosuez (incorporated by reference from Exhibit 4.2 to the
                    Company's Report on Form 8-K dated May 26, 1994).

   4.11             Common Stock Warrant (Lender) Banque Indosuez, Form of                        --
                    Warrant to Purchase Shares of Common Stock of Aurora
                    Electronics, Inc., dated May 12, 1994, issued to each of Banque
                    Paribas, Banque Indosuez and Union Bank (incorporated by
                    reference from Exhibit 4.3 to the Company's Report on Form 8-K dated May 26, 1994).

   10.1             Aurora Electronics, Inc. 1993 Stock Option Plan, as amended by                --
                    Amendment No. 1 dated to be effective as of March 1, 1994 and by
                    Amendment No. 2 dated to be effective as of March 1, 1994
                    (incorporated by reference from Exhibit 4.3 to the Company's
                    Registration Statement on Form S-8 (Registration No. 33-79426)).

  Exhibit
  Number                      Description of Exhibits                                            Page
-----------         -------------------------------------------------------------------         ------

  10.2              Form of Indemnification Agreement entered into between the                    --
                    Company and each of the directors of the Company (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1991).

  10.3              Letter Agreement, dated August 5, 1993, between the Company and               --
                    Robert G. Allison relating to employment (incorporated by
                    reference from Exhibit 10.3 to the Company's Annual Report on
                    Form 10-K for the fiscal year ended September 30, 1993).

*10.3.1             Letter Agreement, dated May 18, 1995, between the Company and                 45
                    Robert G. Allison relating to employment.

  10.4              Letter Agreement, dated March 19, 1993, between the Company and               --
                    John P. Grazer relating to employment (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K
                    for the fiscal year ended September 30, 1993).

*10.4.1             Letter Agreement, dated May 18, 1995, between the Company and                 49
                    John P. Grazer relating to employment.

  10.5              Letter Agreement, dated March 1, 1994, between the Company and                --
                    Jim C. Cowart relating to employment (incorporated by reference from Exhibit 10.5 to the Company's Annual Report on Form 10-K
                    for the fiscal year ended September 30, 1994).

*10.5.1             Letter Agreement, dated May 18, 1995, between the Company and                 53
                    Jim C. Cowart relating to employment.

  10.6              Letter Agreement, dated March 1, 1994, between the Company and                --
                    David A. Lahar relating to employment. (incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K
                    for the fiscal year ended September 30, 1994).

*10.6.1             Letter Agreement, dated May 18, 1995, between the Company and                 57
                    David A. Lahar relating to employment.

  10.7              Standard Multi-Tenant Net Lease, dated November 3, 1992, by and               --
                    between Sorrento Mesa Properties, Inc. and Micro-C Corporation
                    (now Aurora Electronics Group, Inc.) (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K
                    for the fiscal year ended September 30, 1993).

  Exhibit
  Number                      Description of Exhibits                                            Page
-----------         -------------------------------------------------------------------         ------

   10.8             Standard Industrial Lease - Net, dated March 27, 1984, by and                 --
                    between Northgate Investment Company (now David Pick) and
                    Repair Services, Inc. (now Aurora Electronics Group, Inc.)
                    (incorporated by reference from Exhibit 10.8 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended September
                    30, 1993).

   10.9             Standard Industrial / Commercial Single Tenant Lease - Net dated              --
                    November 30, 1994, by and between The Equitable Life Assurance
                    Society of the United States and Aurora Electronics Group, Inc.
                    (incorporated by reference from Exhibit 10.9 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended September
                    30, 1994).

   10.10            Standard Lease Agreement dated October 27, 1992, by and between               --
                    Crow-Brindell-Mitchell and Aurora Electronics Group, Inc. as
                    Assignee of CCB Computer Brokers, Inc. d/b/a Century Computer
                    Services, Inc. (incorporated by reference from Exhibit 10.10 to the
                    Company's Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1994).

   10.11            Lease Agreement Shelby Distribution Center dated November 11,                 --
                    1994 by and between J. Shea Leatherman, William A. Leatherman,
                    Jr., Irwin L. Zanone and Aurora Electronics Group, Inc.
                    (incorporated by reference from Exhibit 10.11 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended September
                    30, 1994).

   10.12            Lease dated July 14, 1988, by and between American National Bank              --
                    and Trust Company of Chicago and BSN Corp. (now Aurora
                    Electronics, Inc.) (incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

   10.13            Form of Tax Indemnity Agreement by and between the Company                    --
                    and SSG (incorporated by reference from Exhibit 10.9 to the
                    Company's Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1991).

   10.14            Stock Purchase Agreement, dated as of September 30, 1992, by and              --
                    among the Company, Robert E. Morris and Norma J. Morris,
                    Trustees of the Robert and Norma Morris Family Trust and The
                    Robert and Norma Morris Charitable Remainder Unitrust
                    (incorporated by reference from Exhibit 2.1 to Form 8-K filed on
                    October 19, 1992).



  Exhibit
  Number                      Description of Exhibits                                            Page
-----------         -------------------------------------------------------------------         ------

   10.15            Merger Agreement and Plan of Reorganization, dated September 12,              --
                    1993, by and between the Company and FRS, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on
                    Form 8-K, dated October 15, 1993).

   10.16            Asset Purchase Agreement, dated March 15, 1994 to be effective as             --
                    of March 1, 1994, as amended, by and among the Company, Aurora
                    Electronics Group, Inc. and CCB Computer Brokers, Inc. and CCM
                    Computers International, Ltd. (incorporated by reference from
                    Exhibit (b)(1) to the Company's Quarterly Report on Form 10-Q for
                    the quarter ended March 31, 1994).

   10.17            Senior Secured Credit Agreement dated as of May 12, 1994, by and              --
                    among Aurora Electronics Group, Inc., Banque Paribas, Banque
                    Indosuez, Union Bank and Banque Paribas, as Agent (incorporated by reference from Exhibit 4.1 to the Company's Report on Form 8-K dated May 26, 1994).

 10.17.1            First Amendment to Senior Secured Credit Agreement and First                  --
                    Amendment to Guaranty dated as of December 27, 1994, by and among Aurora Electronics Group, Inc., Aurora Electronics, Inc.,
                    Banque Paribas as Agent on behalf of itself, Banque Indosuez and
                    Union Bank (incorporated by reference from Exhibit 10.17.1 to the
                    Company's Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1994).

*10.17.2            Second Amendment to Senior Secured Credit Agreement, Second                   61
                    Amendment to Guaranty and First Amendment to Warrants entered into as of March 31, 1995, by and among Aurora Electronics Group, Inc.,
                    Aurora Electronics, Inc., Banque Paribas as Agent on behalf of itself, Banque Indosuez and Union Bank.

*10.17.3            Third Amendment to Senior Secured Credit Agreement, Third                     73
                    Amendment to Guaranty entered into as of December 31, 1995, by and among Aurora Electronics Group, Inc., Aurora
                    Electronics, Inc., Banque Paribas as Agent on behalf
                    of itself, Banque Indosuez, Indosuez Capital Funding II,
                    Limited and Union Bank.

  10.18             Aurora Electronics, Inc. 401-K Plan (incorporated by reference from           --
                    Exhibit 10.13 to the Company's Annual Report on Form 10-K for
                    the fiscal year ended September 30, 1993).

  *11               Computation of Earnings Per Share                                             93


  Exhibit
  Number                      Description of Exhibits                                            Page
-----------         -------------------------------------------------------------------         ------

   21.1             Subsidiaries of the Company:

                                                         JURISDICTION
                            NAME                       OF INCORPORATION
                    ------------------------------     ----------------
                    Aurora Electronics Group, Inc.        California
                    Aurora Electronics Limited            United Kingdom
                    Micro-C (Barbados) Ltd.               Barbados

  *23.1             Consent of Arthur Andersen LLP                                                 94

   27               Financial Data Schedule                                                        95



--------------------
*Filed herewith.