Form 10-K/A
period 1995-09-30
AURORA ELECTRONICS INC
filed 1996-01-29
CIK 319237

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                  FORM 10-K/A

                                  AMENDMENT #1

         /X/  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

         / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                         ______________________________

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

    Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of December 29,1995.

     Title of Each Class of Common Stock                                  Number of Outstanding
     -----------------------------------                                  ---------------------
        Common Stock, $.03 par value                                            7,923,041

                      DOCUMENTS INCORPORATED BY REFERENCE

               Document                                               Part of the Form 10-K
               --------                                               ---------------------
  Proxy Statement for the 1996 Annual                                        Part III
                Meeting
            of Stockholders

================================================================================

                                    PART III

ITEM 11.    EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to the compensation paid by the Company to the Named Executive Officers during fiscal 1995, 1994 and 1993:

                                                                            LONG TERM
                                                                           COMPENSATION
                                                                              AWARDS
                                                                           ------------
                                               ANNUAL COMPENSATION          SECURITIES
                                 FISCAL      -----------------------        UNDERLYING         ALL OTHER
 NAME AND PRINCIPAL POSITION      YEAR        SALARY          BONUS         OPTIONS (#)     COMPENSATION (1)
 ---------------------------     ------      ---------       -------       -------------    ----------------
 Jim C. Cowart,                   1995       $168,080        $   742          66,000 (3)       $  4,126
   Chairman of the Board          1994        124,519         60,000          20,000              4,324
   and Chief Executive            1993           --             --              --                  462
   Officer

 David A. Lahar,                  1995       $166,238        $   742          66,000 (3)       $  3,775
   President                      1994        124,519         60,000          20,000              2,794
                                  1993           --             --              --                  462

 Robert G. Allison, (2)           1995       $240,885        $16,747          16,000 (3)       $  4,126
   Chief Operating Officer        1994        240,000         60,000         127,000              4,363
   and Executive Vice             1993         13,500           --              --               23,482
   President

 John P. Grazer,                  1995       $143,322        $ 1,425          66,000 (3)       $  4,893
   Chief Financial Officer and    1994        133,384         50,000          20,000              3,406
   Senior Vice President,         1993         55,154         45,462          80,000             32,000
   Finance & Administration

 Harold Haagsma,                  1995       $145,000        $58,875          16,000 (3)       $  5,387
   President, Asset Recovery      1994        123,616         32,639          20,000              3,916
   Services, a division of        1993         85,543         32,933            --                1,821
   AEG

 William H. McMahon, Jr.,         1995       $167,231        $71,139          40,000 (3)       $  5,020
   President, Century Division,   1994         61,385         15,250          35,000               --
   a division of AEG              1993           --             --              --                 --

----------------------------
  (1) The amounts disclosed in this column consist only of Company contributions under the Company's 401(k) plan.

  (2) Mr. Allison resigned from the Company effective September 1, 1995. Mr. Allison's options expire, unless earlier exercised, on September 30, 1996.

  (3) During May 1995, the compensation and stock option committee of the board of directors offered each optionee the opportunity to surrender for cancellation his or her outstanding options and replace such outstanding options with non-qualified stock options to acquire eighty percent (80%) of the number of shares of the Company's Common Stock as canceled, at a price per share equal to twenty-five cents ($0.25) over the closing price of the Company's Common Stock on May 15, 1995.

OPTION GRANTS IN FISCAL 1995

         The following table sets forth certain information relating to stock option grants made by the Company during the last fiscal year to the Named Executive Officers. The Company did not grant any stock appreciation rights during the last fiscal year.

                                                INDIVIDUAL GRANTS
                            -------------------------------------------------------
                                             PERCENT OF
                               NUMBER OF        TOTAL
                              SECURITIES       OPTIONS
                              UNDERLYING     GRANTED TO     EXERCISE
                                OPTIONS     EMPLOYEES IN     PRICE      EXPIRATION
       NAME                   GRANTED (#)    FISCAL YEAR   ($/SH)(1)       DATE
 ------------------         -------------   ------------   ----------   ----------
 Jim C. Cowart              16,000 (1)             1.42%      $3.625     12/12/2004
                            50,000                 4.42%      $3.38      05/15/2004

 David A. Lahar             16,000 (1)             1.42%      $3.625     12/12/2004
                            50,000                 4.42%      $3.38      05/15/2004

 Robert G. Allison (2)      85,600 (1)             7.57%      $3.625     10/15/2003
                            16,000 (1)             1.42%      $3.625     12/12/2004

 John P. Grazer             64,000 (1)             5.66%      $3.625     06/09/2003
                            16,000 (1)             1.42%      $3.625     12/12/2004
                            50,000                 4.42%      $3.38      05/15/2004

 Harold Haagsma             50,000 (1)             4.42%      $3.625     09/30/1997
                            16,000 (1)             1.42%      $3.625     10/15/2003

 William H. McMahon, Jr.    28,000 (1)             2.48%      $3.625     05/25/2004
                            12,000 (1)             1.06%      $3.625     12/12/2004

------------------------------------
(1) During May 1995, the compensation and stock option committee of the board of directors offered each optionee the opportunity to surrender for cancellation his or her outstanding options and replace such outstanding options with non-qualified stock options to acquire eighty percent (80%) of the number of shares of the Company's Common Stock as canceled, at a price per share equal to twenty-five cents ($0.25) over the closing price of the Company's Common Stock on May 15, 1995.

(2) Mr. Allison resigned from the Company effective September 1, 1995. Mr. Allison's options expire, unless earlier exercised, on September 30, 1996.

COMPENSATION OF DIRECTORS

         Each non-employee director receives $2,500 for each quarter in which such person serves as a director of the Company. Officers of the Company do not receive any fees for serving on the Board of Directors. Non-employee directors are automatically granted nonqualified stock options to purchase 25,000 shares of Common Stock upon election to the Board of Directors and options to purchase 5,000 shares of Common Stock on the date of each annual meeting of the Company's stockholders when such non-employee director has served on the Board of Directors for the immediately preceding 181 consecutive days, has agreed to serve as a director upon such re-election and is re-elected to the Board of Directors. All directors are entitled to reimbursement for expenses incurred for attendance at each meeting.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         Jim C. Cowart. Mr. Cowart and the Company entered into an employment letter effective as of May 18, 1995, pursuant to which he currently serves as Chairman of the Board and Chief Executive Officer of the Company. Under the employment letter, Mr. Cowart receives an annual base salary and an incentive bonus based upon certain financial performance targets of the Company. If the Company terminates Mr. Cowart's employment without cause (as defined in the letter), Mr. Cowart's compensation and option vesting will continue for twelve
(12) months. In the event of a change of control of the Company, Mr. Cowart's stock options vest immediately, and his compensation will continue for a period of two years.

         David A. Lahar. Mr. Lahar and the Company entered into an employment letter effective as of May 18, 1995, pursuant to which he currently serves as President of the Company. Under the employment letter, Mr. Lahar receives an annual base salary and an incentive bonus based upon certain financial performance targets of the Company. If the Company terminates Mr. Lahar's employment without cause (as defined in the letter), Mr. Lahar's compensation and option vesting will continue for twelve (12) months. In the event of a change of control of the Company, Mr. Lahar's stock options vest immediately, and his compensation will continue for a period of two years.

         John P. Grazer. Mr. Grazer and the Company entered into an employment letter effective as of May 18, 1995, pursuant to which he currently serves as Senior Vice President - Finance and Administration and Chief Financial Officer of the Company. Under the employment letter, Mr. Grazer receives an annual base salary and an incentive bonus based upon certain financial performance targets of the Company. If the Company terminates Mr. Grazer's employment without cause (as defined in the letter), Mr. Grazer's compensation and option vesting will continue for twelve (12) months. In the event of a change of control of the Company, Mr. Grazer's stock options vest immediately, and his compensation will continue for a period of two years.

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         General. Harvey B. Cash and William H. Watkins, Jr. served on the Compensation and Stock Option Committee of the Board of Directors during the last fiscal year. Neither Mr. Cash nor Mr. Watkins are current or former officers or employees of the Company.

         During fiscal 1995, Jim C. Cowart (Chairman of the Board and Chief Executive Officer of the Company) served as a director and member of the compensation committee of the Board of Directors of B/E Aerospace, Inc. Amin
J. Khoury, a director of the Company, is Chairman of the Board and Chief Executive Officer of B/E Aerospace, Inc.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table and notes thereto set forth certain information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 1995 by (i) each of the "Named Executive Officers", (ii) each director of the Company, (iii) each beneficial owner of more than 5% of the Company's Common Stock and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned:

                                                                         AMOUNT AND
                                                                           NATURE            PERCENT OF
                                                   CLASS OF            OF BENEFICIAL         OUTSTANDING
 NAME AND ADDRESS OF BENEFICIAL OWNER                STOCK             OWNERSHIP (1)           SHARES
 ------------------------------------            ------------          --------------        -----------
 Robert G. Allison**                             Common Stock            75,750  (2)             ***

 Harvey B. Cash*                                 Common Stock            55,000  (3)             ***

 Jim C. Cowart*/**                               Common Stock           321,880  (4)            3.92%

 John P. Grazer**                                Common Stock            41,232  (5)             ***

 Harold Haagsma**                                Common Stock            57,351  (6)             ***

 Amin J. Khoury*                                 Common Stock            40,000  (7)             ***

 David A. Lahar*/**                              Common Stock           303,011  (8)            3.69%

 William H. McMahon, Jr.**                       Common Stock            15,266  (9)             ***

 William H. Watkins, Jr.*                        Common Stock            37,000 (10)             ***

 Dimensional Fund Advisors Inc.                  Common Stock           512,069 (11)            6.46%
     1299 Ocean Avenue, 11th Floor
     Santa Monica, CA  90401

 Hathaway & Associates LTD                       Common Stock           500,000 (12)            6.31%
     119 Rowayton Avenue
     Rowayton, CT  06853

 Directors and Executive Officers                Common Stock           870,740 (13)           10.00%
     as a group (8 persons)

-------------------------------------
*    Director

**   Named Executive Officer

***  Less than one percent

(1) Sole voting and investment power unless otherwise indicated, subject to community property laws where applicable. Shares of Common Stock that were not outstanding but that could be acquired through the exercise of stock options, warrants or convertible debentures within 60 days of December 31, 1995 are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by a particular person. However, such shares are not deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

 (2)     Mr. Allison resigned from the Company effective September 1,
         1995. Includes (i) currently exercisable stock options to purchase 74,799 shares of the Company's Common Stock and (ii) 951 shares of Common Stock owned by Mr. Allison. Mr. Allison's options expire, unless earlier exercised, on September 30, 1996.

 (3) Includes (i) currently exercisable stock options to purchase 35,000 shares of the Company's Common Stock and (ii) 20,000 shares of Common Stock owned by Mr. Cash.

 (4) Includes (i) 280,000 shares of Common Stock issuable upon exercise of certain warrants granted to Mr. Cowart, (ii) 853 shares of Common Stock issuable upon conversion of the Company's 7-3/4% Convertible Subordinated Debentures due 2001 (the "Convertible Debentures"), (iii) currently exercisable stock options to purchase 4,000 shares of the Company's Common Stock and (iv) 37,027 shares of Common Stock owned by Mr. Cowart.

 (5) Includes (i) currently exercisable stock options to purchase 39,200 shares of the Company's Common Stock and (ii) 2,032 shares of Common Stock owned by Mr. Grazer.

 (6) Includes (i) currently exercisable stock options to purchase 57,200 shares of the Company's Common Stock and (ii) 151 shares of Common Stock owned by Mr. Haagsma.

 (7) Includes (i) currently exercisable stock options to purchase 35,000 shares of the Company's Common Stock and (ii) 5,000 shares of Common Stock owned by Mr. Khoury.

 (8) Includes (i) 280,000 shares of Common Stock issuable upon exercise of certain warrants granted to Mr. Lahar, (ii) 853 shares of Common Stock issuable upon conversion of the Company's 7-3/4% Convertible Subordinated Debentures due 2001 (the "Convertible Debentures"), (iii) currently exercisable stock options to purchase 4,000 shares of the Company's Common Stock and (iv) 18,158 shares of Common Stock owned by Mr. Lahar.

 (9) Includes (i) currently exercisable stock options to purchase 12,800 shares of the Company's Common Stock and (ii) 2,466 shares of Common Stock owned by Mr. McMahon.

(10) Includes (i) currently exercisable stock options to purchase 35,000 shares of the Company's Common Stock and (ii) 2,000 shares of Common Stock owned by Mr. Watkins.

(11)     Based on information set forth in Amendment No. 2 to Schedule
         13G, dated February 16, 1995, filed with the SEC by Dimensional Fund Advisors Inc., an investment adviser registered with the SEC ("DFAI"). DFAI reported that it has sole voting power with respect to 246,207 shares of Common Stock, officers of DFAI serve as officers of DFA Investment Dimensions Group Inc., a registered open-end management investment company, in which capacity they have sole power to vote 120,962 shares of Common Stock, and officers of DFAI serve as officers of The Investment Trust Company, a registered open-end management investment company, in which capacity they have sole power to vote 33,475 shares of Common Stock. DFAI reported that it has sole dispositive power with respect to 400,644 shares of Common Stock.

(12) Based on information received by the Company from the Vickers Corporation Reports, dated December 28, 1995.

(13) Includes 783,906 shares of Common Stock issuable upon exercise of stock options, warrants and convertible debentures.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AURORA ELECTRONICS, INC.


January 26, 1996                           By:     /s/ John P. Grazer
                                                   -------------------------------------------------
                                                   John P. Grazer,
                                                   Senior Vice President-Finance and Administration
                                                   and Chief Financial Officer (Principal Accounting
                                                   and Financial Officer)