Form 10-Q
period 1995-12-31
AURORA ELECTRONICS INC
filed 1996-02-06
CIK 319237

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                            -----------------------

                                   FORM 10-Q



    (MARK ONE)

      /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1995

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                --------    -------


                        -------------------------------


                        Commission File Number:  0-9725



                            AURORA ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       75-1539534
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)



2030 MAIN STREET, SUITE 1120, IRVINE, CALIFORNIA             92714
------------------------------------------------       ------------------
    (Address of principal executive offices)              (Zip Code)


      Registrant's telephone number, including area code:  (714) 660-1232.


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


                                Yes /X/         No


      Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of January 29, 1996:


           Title of Each Class of Common Stock                Number Outstanding
           -----------------------------------                ------------------
              Common Stock, $0.03 par value                    8,297,910 shares

===============================================================================

                                     INDEX

                                                                                                       Page
                                                                                                       ----
 PART I.             FINANCIAL INFORMATION

 Item 1.             Financial Statements

                     Consolidated Balance Sheets as of December 31, 1995
                     and September 30, 1995                                                             3

                     Consolidated Statements of Operations for the Three Months Ended
                     December 31, 1995 and 1994                                                         4

                     Consolidated Statements of Cash Flows for the Three Months Ended
                     December 31, 1995 and 1994                                                         5

                     Notes to Unaudited Consolidated Financial Statements                               6

 Item 2.             Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                              7


 PART II.            OTHER INFORMATION                                                                 10

 Item 6              Exhibits                                                                          10

 Signatures                                                                                            11

 Index to Exhibits                                                                                     12

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                (In Thousands)
                                  (Unaudited)



                                                              December 31,   September 30,
                                                                  1995           1995
                                                              -----------    ------------
                                    ASSETS

Current assets:
 Cash and cash equivalents                                     $  1,451       $     81
 Trade receivables, net                                          12,184         15,828
 Inventories                                                      4,964          4,021
 Deferred income taxes                                            1,487          1,532
 Other current assets                                             1,001            516
                                                               --------       --------
Total current assets                                             21,087         21,978

Property, plant and equipment, net                                5,523          5,752
Deferred income taxes                                             2,202          2,202
Intangible and other assets                                      50,381         50,784
                                                               --------       --------
                                                               $ 79,193       $ 80,716
                                                               ========       ========



                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                             $  6,075       $  6,700
 9 1/4% senior subordinated notes                                 8,788              -
 Accounts payable                                                 9,428          8,105
 Accrued compensation                                             1,773          2,021
 Accrued interest                                                   478            920
 Current portion of reserve for discontinued operations           1,569          1,569
 Other current liabilities                                        2,200          2,467
                                                               --------       --------
Total current liabilities                                        30,311         21,782

Reserve for discontinued operations                               2,265          2,504
Long-term debt                                                   33,262         44,092


Commitments and contingencies

Stockholders' equity:
 Preferred stock, 1,000 shares authorized, none issued                -              -
 Common stock, 8,402 shares issued (8,062 shares at
   September 30, 1995                                               252            242
 Additional paid-in capital                                      62,665         61,932
 Accumulated deficit                                            (45,180)       (44,683)
 Treasury stock, at cost, 479 shares (561 shares at
   September 30, 1995                                            (4,382)        (5,153)
                                                               --------       --------
Total stockholders' equity                                       13,355         12,338
                                                               --------       --------
                                                               $ 79,193       $ 80,716
                                                               ========       ========


  The accompanying notes are an integral part of these financial statements.

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                  (Unaudited)


                                                                               Three months ended
                                                                        ---------------------------------
                                                                        December 31,         December 31,
                                                                            1995                 1994
                                                                        -----------          ------------
Net revenues                                                              $29,920              $37,761
Cost of sales                                                              21,928               27,770
                                                                          -------              -------

Gross profit                                                                7,992                9,991

Selling, general and administrative expenses                                6,248                6,666
Amortization of intangible assets                                             366                  428
                                                                          -------              -------

Operating income (loss)                                                     1,378                2,897

Interest expense                                                           (1,250)              (1,347)
Other income (expense), net                                                    21                  (89)
                                                                          -------              -------

Income (loss) before provision for income taxes                               149                1,461

Provision for income taxes                                                     45                  584
                                                                          -------              -------

Net income (loss)                                                         $   104              $   877
                                                                          =======              =======

Net income (loss) per share of common stock                               $  0.01              $  0.11
                                                                          =======              =======

Weighted average number of common and common equivalent shares              9,997                8,060
                                                                          =======              =======


  The accompanying notes are an integral part of these financial statements.

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)



                                                                                   Three months ended
                                                                             -------------------------------
                                                                             December 31,       December 31,
                                                                                1995               1994
                                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                    $   104            $   877
  Adjustments to reconcile net income to
   net cash flows from continuing operations:
   Depreciation and amortization                                                   957                902
   Changes in assets and liabilities, net of acquisitions:
    Trade receivables, inventories and other assets                              2,156                 36
    Accounts payable and other liabilities                                        (537)              (889)
    Accrued interest and income taxes deferred, receivable or payable              905               (620)
                                                                               -------            -------
  Net cash flows from continuing operations                                      3,585                306

  Net cash flows from discontinued operations                                     (239)               (38)
                                                                               -------            -------
 Net cash flows from operating activities                                        3,346                268
                                                                               -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment                                     (194)              (226)
                                                                               -------            -------
 Net cash flows from investing activities                                         (194)              (226)
                                                                               -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on debt                                                               (1,037)            (1,021)
 Changes in borrowings under line of credit                                       (745)              (184)
                                                                               -------            -------
 Net cash flows from financing activities                                       (1,782)            (1,205)
                                                                               -------            -------
Net change in cash and cash equivalents                                          1,370             (1,163)

Cash and cash equivalents at beginning of period                                    81              1,539
                                                                               -------            -------
Cash and cash equivalents at end of period                                     $ 1,451            $   376
                                                                               =======            =======


  The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         (In thousands, except share data)


NOTE A.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year.

         Certain information in footnote disclosure normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Aurora Electronics, Inc. 1995 Annual Report on Form 10-K/A.


NOTE B.  EARNINGS PER SHARE OF COMMON STOCK

         Earnings per share of common stock is based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated under the treasury stock method as common stock equivalents when dilution results from their assumed exercise. The Company's 7-3/4% Convertible Subordinated Debentures due April 15, 2001, and 7% Subordinated Convertible Promissory Notes (the "7% Notes") due September 30, 1997, were not common stock equivalents at the time of issuance and are therefore not included in the calculation of primary earnings per share. Fully diluted net earnings per share is not presented due to its anti-dilutive effect.


NOTE C.  INVENTORIES

         Inventories consisted of the following:


                                             December 31, 1995               September 30, 1995
                                             -----------------               ------------------
 Spare and repair parts                            $  529                          $  535
 Work in process                                      283                             253
 Finished goods and purchased product               4,152                           3,233
                                                   ------                          ------
   Total inventories                               $4,964                          $4,021
                                                   ======                          ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (In thousands)


COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994


OVERVIEW

    Aurora Electronics, Inc. provides spare parts distribution and electronics recycling services to major personal computer manufacturers and field service organizations. Aurora operates worldwide, with facilities in the United States, Canada, the United Kingdom and the Netherlands.

    In the third quarter of fiscal 1995, Aurora initiated and substantially completed a corporate reorganization focusing the Company on the businesses which were determined to have the highest growth potential -- spare parts distribution and electronics recycling and asset recovery -- and eliminated unprofitable or non-strategic business activities. The Company operates through two divisions; its Century Division ("Century"), which is a leading provider of spare parts distribution and related services for the computer maintenance market; and through its Asset Recovery Services Division ("ARS"), which has become the world's largest supplier of integrated circuit ("IC") recycling and recovery services.


RESULTS OF OPERATIONS

         Net revenues for the first quarter of fiscal 1996 were $29,920 as compared to $37,761 for the first quarter of fiscal 1995. The Company's decline in revenues is due to the elimination of the Premier Division which was restructured during the third quarter of fiscal 1995. Excluding the Premier Division, net revenues for the first quarter of fiscal 1996 increased 23.6% over the same quarter a year ago. The Company's Century Division (spare parts distribution) had revenue growth of 40.1% over the same quarter a year ago, reflecting continued penetration of major computer OEM and third-party maintenance service customers. Offsetting growth in Century's spare parts distribution business was a 45.5% decline in revenues from repair services, resulting in total growth in revenues for the Century Division of 26.4% over the same quarter a year ago. The Company's ARS Division (electronics recycling) had revenue growth of 18.5% over the same quarter a year ago. ARS achieved this performance with unit volume increases and mix improvements, despite unevenness in the integrated circuit market, where prices for some high volume memory parts have declined as much as 22% over the comparable period in the prior year.

         Gross profit for the first quarter of fiscal 1996 was $7,992 (26.7% of net revenues), as compared to $9,991 in gross profit (26.5% of net revenues) for the first quarter of fiscal 1995. The decrease in gross profit was due primarily to the decrease of approximately $2,229 relating to the elimination of the Premier Division, and a decrease of approximately $490 in gross profit from Century's repair activities. These decreases in gross profit were partially offset by higher gross profit in the ARS Division and Century's spare parts distribution business.

         Selling, general and administrative expenses for the first quarter of fiscal 1996 were $6,248 (20.9% of net revenues), as compared to $6,666 (17.7% of net revenues) for the first quarter of fiscal 1995. Excluding the eliminated Premier Division, selling, general and administrative expenses for the first quarter of fiscal 1996 were 20.9% of net revenues compared to 25.0% of net revenues for the same quarter a year ago. Amortization expense for the first quarter of fiscal 1996 was $366 compared to $428 for the first quarter of fiscal 1995. The decrease was due to the write-off in the third quarter of fiscal 1995 of goodwill related to the acquisition of FRS, Inc.

         Net interest expense for the first quarter of fiscal 1996 was $1,250 or 4.2% of revenues as compared to $1,347 or 3.6% of revenues for the same quarter a year ago reflecting a decrease in total debt. The provision for income taxes of $45 for the first quarter of fiscal 1996 represents the Company's estimated rate of income tax expense for all of fiscal 1996 (30%) applied to its taxable income to date.

         Net income for the first quarter of fiscal 1996 was $104 (.3% of revenues), as compared to net income of $877 (2.3% of net revenues) for the first quarter of fiscal 1995. Excluding the Premier Division, the first quarter of fiscal 1995 would have been in a net loss position. The increase in weighted average shares outstanding reflects shares issuable in connection with the final payment for the Century acquisition, the class action settlement approved in September 1995, and shares sold in conjunction with the first principal payment on the 7% Subordinated convertible promissory notes made in October 1995.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment and required debt principal payments. The Company's working capital deficit was $8,985 as of December 31, 1995 compared to working capital of $196 as of September 30, 1995. The working capital deficit is primarily caused by the reclassification of the 9-1/4% Senior Subordinated Notes to short-term debt because they mature in November 1996.

         During the fourth quarter of fiscal 1995, management retained financial advisors to investigate and recommend a recapitalization of the Company, including sources of capital for the retirement of the 9-1/4% Senior Subordinated Notes. As of this date, active discussions with recapitalization investors continue.

         The Company entered into a Third Amendment ("Amendment") to the May 1994 Senior Secured Credit Agreement ("Agreement") effective September 30, 1995. This Amendment includes waivers and adjustments to the financial covenants, a material adverse effect clause and the Company's agreement to recapitalize prior to June 30, 1996 (the "Recapitalization"). As defined in the Amendment, the Recapitalization includes repayment of the senior term loan and the revolving line of credit, as well as repayment of the 9-1/4% Senior Subordinated Notes. According to the Amendment, in the event the Recapitalization does not occur by June 30, 1996, certain conditions will restrict all future payments due on all of the Company's subordinated debt and will prohibit all future payments due on the non-cancelable building lease associated with discontinued operations. These events could cause a default under the subordinated debt and operating lease. In the event of such a default, management believes, based on the terms of the three subordinated debt issues, that payments of principal and interest on the subordinated debt would be prohibited unless waived by the holders of the senior indebtedness pursuant to the Agreement.

         In consideration for the Amendment, the banks received amendment fees of $50, an additional $100 at March 31, 1996, and an additional $150 on June 30, 1996 if the Company has not effected the Recapitalization as of March 31, 1996. In addition, if, as of June 30, 1996, the Company has not effected the Recapitalization, the interest rate on the revolving line of credit and senior term loan will be increased by 2% per annum. In addition, if the Company has not effected the Recapitalization by March 31, 1996, a penalty fee of $200 will be due to the banks, such fee increasing by $50 per month for each month that the Recapitalization has not been completed. Also as consideration for this Amendment, the exercise price of certain warrants received by the banks in May 1994 was repriced to $2.18, the average closing price of the Company's Common Stock over the ten trading days preceding and including the Third Amendment closing date.

         On January 26, 1996, the Company and the U.S. Internal Revenue Service ("IRS") reached a preliminary settlement regarding the examination of the federal income tax returns for the years 1986 through 1991. The preliminary settlement will require the Company to pay $75 in additional taxes and interest and increases the Company's net operating loss carryforward by an additional $1,100.

         Management believes that cash on hand, cash flow from operations, and funds available under its credit facilities will be sufficient to meet the Company's operating requirements, capital commitments and required principal payments on the Senior Term loan for the next twelve months. Management also believes that consummating the Recapitalization on or before June 30, 1996 is important to ensuring an adequate level of liquidity in the future. Funds for the principal payment on the 9-1/4% Senior Subordinated Notes due in November 1996 are expected to be satisfied by the proceeds of the new source of capital sought in the Recapitalization. If the Company is unable to consummate the Recapitalization by June 30, 1996, the Company will be required to explore other financing alternatives.

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


                                       AURORA ELECTRONICS, INC.


February 5, 1996                       By: /s/ JOHN P. GRAZER
                                           ---------------------------------
                                               John P. Grazer,
                                               Senior Vice President-Finance
                                               and Administration and Chief
                                               Financial Officer

                                              (Principal Accounting and
                                               Financial Officer)

                               INDEX TO EXHIBITS


   Item                     Description of Exhibits                     Page
 ----------           ---------------------------------------           ----

 Exhibit 11           Computation of Per Share Earnings                  13

 Exhibit 27           Financial Data Schedule -- Article 5 of
                      Regulation S-X                                     14