Form 10-Q
period 1996-03-31
AURORA ELECTRONICS INC
filed 1996-05-06
CIK 319237

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                        --------------------------------


                                   FORM 10-Q


        (MARK ONE)

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                 ------    ------

                        -------------------------------

                        Commission File Number:  0-9725



                            AURORA ELECTRONICS, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                   75-1539534
- ------------------------------------------------       ------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                  Identification No.)


2030 MAIN STREET, SUITE 1120, IRVINE, CALIFORNIA                92714
- ------------------------------------------------       ------------------------
    (Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code:  (714) 660-1232.


- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [x]    No  [ ]



        Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of April 30, 1996:


    Title of Each Class of Common Stock                Number Outstanding
    -----------------------------------                ------------------
      Common Stock, $0.03 par value                     5,736,979 shares

===============================================================================

                                     INDEX

                                                                                                    PAGE
                                                                                                    ----
 PART I.             FINANCIAL INFORMATION

 Item 1.             Financial Statements

                     Consolidated Balance Sheets as of March 31, 1996 and September 30, 1995          3

                     Consolidated Statements of Operations for the Three and Six Months
                        Ended March 31, 1996 and April 2, 1995                                        4

                     Consolidated Statements of Cash Flows for the Three and Six Months
                        Ended March 31, 1996 and April 2, 1995                                        5

                     Notes to Unaudited Consolidated Financial Statements                             6

 Item 2.             Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                         7


 PART II.            OTHER INFORMATION                                                               11

 Item 6              Exhibits                                                                        11

 Signatures                                                                                          12

 Index to Exhibits                                                                                   13

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)


                                                                 March 31,    September 30,
                                                                   1996           1995
                                                                 ---------    ------------
                                           ASSETS

Current assets:
   Cash and cash equivalents                                     $  1,844       $     81
   Trade receivables, net                                          12,320         15,828
   Inventories                                                      4,345          4,021
   Deferred income taxes                                              500          1,532
   Other current assets                                             1,097            516
- ----------------------------------------------------------------------------------------
Total current assets                                               20,106         21,978

Property, plant and equipment, net                                  5,996          5,752
Deferred income taxes                                                   -          2,202
Intangible and other assets                                        50,058         50,784
- ----------------------------------------------------------------------------------------
                                                                 $ 76,160       $ 80,716
========================================================================================



                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                             $  1,346       $  6,700
   Accounts payable                                                11,116          8,105
   Accrued compensation                                             2,539          2,021
   Accrued interest                                                   467            920
   Current portion of reserve for discontinued operations           1,569          1,569
   Other current liabilities                                        2,071          2,467
- ----------------------------------------------------------------------------------------
Total current liabilities                                          19,108         21,782

Reserve for discontinued operations                                 1,967          2,504
Long-term debt                                                     23,330         44,092

Redeemable convertible preferred stock                             40,000              -
Stockholders' equity:
   Common stock, 10,484 shares issued (8,062 shares at
       September 30, 1995)                                            315            242
   Additional paid-in capital                                      60,436         61,932
   Accumulated deficit                                            (52,343)       (44,683)
   Treasury stock, at cost, 4,747 shares (561 shares at
       September 30, 1995)                                        (16,653)        (5,153)
- ----------------------------------------------------------------------------------------
 Total stockholders' equity                                        (8,245)        12,338
- ----------------------------------------------------------------------------------------
                                                                 $ 76,160       $ 80,716
========================================================================================



The accompanying notes are an integral part of these financial statements.

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (Unaudited)


                                                             Three months ended                Six months ended
                                                           ------------------------         ----------------------
                                                           March 31,        April 2,          March 31,    April 2,
                                                             1996             1995              1996         1995
                                                           --------         -------           --------     -------
Net revenues                                                $28,251         $37,707           $58,171      $75,468
Cost of sales                                                20,940          28,505            42,868       56,275
- ------------------------------------------------------------------------------------------------------------------
Gross profit                                                  7,311           9,202            15,303       19,193
Selling, general and administrative expenses                  7,197           7,123            13,444       13,789
Amortization of intangible assets                               366             427               731          855
- ------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                        (252)          1,652             1,128        4,549
Interest expense                                             (3,485)         (1,381)           (4,736)      (2,728)
Other income (expense), net                                     (21)              -                 1          (89)
- ------------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes              (3,758)            271            (3,607)       1,732
Provision for income taxes                                    3,405              22             3,450          606
- ------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $(7,163)        $   249           $(7,057)     $ 1,126
==================================================================================================================

Net income (loss) per share of common stock                 $ (1.14)        $  0.03           $ (0.87)     $  0.14
==================================================================================================================

Weighted average number of common and
  common equivalent shares                                    6,297           8,095             8,147        8,078
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

                  AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)


                                                                        Six months ended
                                                                     --------------------------
                                                                      March 31,        April 2,
                                                                        1996             1995
                                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $ (7,057)         $ 1,126
      Adjustments to reconcile net income to
        net cash flows from continuing operations:
        Depreciation and amortization                                    2,772            1,841
        Changes in assets and liabilities, net of acquisitions:
          Trade receivables, inventories and other assets                2,702           (1,037)
          Accounts payable and other liabilities                         3,228           (1,865)
          Accrued interest and income taxes deferred,
           receivable or payable                                         2,729              305
- -----------------------------------------------------------------------------------------------
      Net cash flows from continuing operations                          4,374              370

      Net cash flows from discontinued operations                         (537)            (502)
- -----------------------------------------------------------------------------------------------
   Net cash flows from operating activities                              3,837             (132)
- -----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                         (1,096)            (566)
   Proceeds from sales of marketable securities                              -            1,171
- -----------------------------------------------------------------------------------------------
   Net cash flows from investing activities                             (1,096)             605
- -----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt                                                    (19,310)          (2,168)
   Sale of redeemable preferred shares                                  37,746                -
   Purchases of treasury stock                                         (12,271)               -
   Changes in borrowings under line of credit                           (7,143)             423
- -----------------------------------------------------------------------------------------------
   Net cash flows from financing activities                               (978)          (1,745)
- -----------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                  1,763           (1,272)

Cash and cash equivalents at beginning of period                            81            1,539
- -----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $  1,844          $   267
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

         Certain information in footnote disclosure normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Aurora Electronics, Inc. 1995 Annual Report on Form 10-K (as Amended).


NOTE B.  EARNINGS PER SHARE OF COMMON STOCK

         Earnings per share of common stock is based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and warrants are treated under the treasury stock method as common stock equivalents when dilution results from their assumed exercise. The Company's Redeemable Convertible Preferred Stock issued on March 29, 1996 in connection with the Recapitalization (see Note D. Recapitalization), 7-3/4% Convertible Subordinated Debentures due April 15, 2001, and 7% Subordinated Convertible Promissory Notes (the "7% Notes") due September 30, 1997, were not common stock equivalents at the time of issuance and are therefore not included in the calculation of primary earnings per share. Fully diluted net earnings per share is not presented due to its anti-dilutive effect.


NOTE C.  INVENTORIES

         Inventories consisted of the following:

                                               MARCH 31,       SEPTEMBER 30,
                                                 1996              1995
                                               --------        ------------
 Spare and repair parts                         $  581            $  535
 Work in process                                   274               253
 Finished goods and purchased product            3,490             3,233
                                                ------            ------
   Total inventories                            $4,345            $4,021
                                                ======            ======


NOTE D.  RECAPITALIZATION

         On March 29, 1996, the Company completed its comprehensive plan to recapitalize (the "Recapitalization") the Company, pursuant to which the Company (a) sold (i) 400,000 shares of Redeemable Convertible Preferred Stock, $.01 par value (the "Convertible Preferred Stock"), to Welsh, Carson, Anderson & Stowe VII, L.P. ("WCAS VII") and certain other investors for an aggregate purchase price of $40,000 and (ii) 607,211 shares of Common Stock, along with a $10,000 10% Senior Subordinated Note due September 2001, to WCAS Capital Partners II, L.P. ("WCAS CP II") for an aggregate purchase price of $10,000, (b) established a new $35,000, senior credit facility with Chemical Bank, N.A. pursuant to a Credit Agreement dated March 29, 1996, and
(c) repurchased 4,268,334 shares of the Company's Common Stock, $.03 par value (the "Common Stock") at $2.875 per share pursuant to a tender offer for up to 6,500,000 shares of Common Stock. New funds raised as part of the Recapitalization were used to provide financing for the tender offer, to repay in full the Company's existing senior bank indebtedness of approximately $26,000, and to redeem its 9-1/4% Senior Subordinated Notes of approximately $9,300. After giving effect to the Recapitalization transactions, including the tender offer, and assuming conversion of the Convertible Preferred Stock, as of March 29, 1996, the Company would have had 24,460,891 shares of Common Stock outstanding, 17,496,470 of which is beneficially owned by WCAS VII and WCAS Information Partners on an "as-converted" basis and 607,211 of which is beneficially owned by WCAS CP II. In the aggregate, WCAS VII, WCAS Information Partners, WCAS CP II and their affiliates beneficially own approximately 76.4% of the Company's issued and outstanding Common Stock on an "as-converted basis".


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands)


OVERVIEW
         Aurora Electronics, Inc. (the "Company") provides spare parts distribution and electronics recycling services, assisting major computer manufacturers and field service organizations in supporting the worldwide computer installed base. Aurora operates worldwide, with facilities in the United States, Canada, the United Kingdom and the Netherlands.

         In the third quarter of fiscal 1995, the Company initiated, and subsequently completed a corporate reorganization focusing the Company on the businesses which were determined to have the highest growth potential -- spare parts distribution and electronics recycling and asset recovery -- and eliminated unprofitable or non-strategic business activities. The Company currently operates through two divisions; its Century Division ("Century"), which is a leading provider of spare parts distribution and related services for the computer maintenance market; and through its Asset Recovery Services Division ("ARS"), which management believes is the world's largest supplier of integrated circuit ("IC") recycling and recovery services.

         In the second quarter of fiscal 1996, the Company completed the Recapitalization (see Note D. Recapitalization).


COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND APRIL 2, 1995

         Net revenues for the second quarter of fiscal 1996 were $28,251 as compared to $37,707 in net revenues for the second quarter of fiscal 1995. The Company's decrease in revenues is primarily due to the discontinuation of the Premier Division during the third quarter of fiscal 1995. Excluding the Premier Division, net revenues for the second quarter of fiscal 1996 increased 12.3% over the same quarter a year ago. The Company's Century Division (spare parts distribution) had revenue growth of 21.7% over the same quarter a year ago, reflecting continued penetration of major computer OEM and third-party maintenance service customers. The Company's ARS Division (electronics recycling) revenues decreased 2.8% over the same quarter a year ago, primarily as a result of a 30.9% decline in average dynamic random access memory ("DRAM") selling prices due to a substantial industry wide decline in pricing for semiconductor memory products during the second fiscal quarter of 1996, offset in part by a 49.1% increase in DRAM unit volume.

         Gross profit for the second quarter of fiscal 1996 was $7,311 (25.9% of net revenues), as compared to $9,202 in gross profit (24.4% of net revenues) for the second quarter of fiscal 1995. The decrease in gross profit was due primarily to discontinued operation of the Premier Division ($1,465) and a decrease in the ARS Division of approximately $949 in gross profit as compared to the same quarter a year ago due to the decline in the DRAM prices as discussed above.

         Selling, general and administrative ("SG&A") expenses for the second quarter of fiscal 1996 were $7,197 (25.5% of net revenues), as compared to $7,123 (18.9% of net revenues) for the second quarter of fiscal 1995. Included in the SG&A expenses for the fiscal 1996 quarter were approximately $725 in one time charges related to the Recapitalization completed on March 29, 1996 and significant increases in expenditures related to information systems in the Century Division. The increase in the SG&A expenses as a percent of revenue is due to the discontinuation of the Premier Division and the decline in DRAM prices.

         Amortization expense for the second quarter of fiscal 1996 was $366 compared to $427 for the second quarter of fiscal 1995. The decrease was due to the write-off in the third quarter of fiscal 1995 of goodwill related to the acquisition of FRS, Inc.

         Net interest expense for the second quarter of fiscal 1996 was $3,485 or 12.3% of revenues as compared to $1,381 or 3.7% of revenues for the second quarter of fiscal 1996. The interest expense for the quarter includes approximately $2,242 of one-time charges related to the early payment of indebtedness in connection with the Recapitalization. These one-time charges include approximately $1,070 of previously capitalized financed charges, $917 of interest, fees, and expenses due to the Company's previous lenders and $256 relating to the 9 1/4% Senior Subordinated Notes.

         Provision for income taxes for the second quarter of fiscal 1996 was $3,405 or 12.1% of revenue as compared to $22 or .1% of revenues for the second quarter of fiscal 1995. This provision includes the increase of the deferred income tax valuation allowance in the amount of $3,652 due to management's determination that the deferred tax asset will not be fully realized. Management reached this conclusion as a result of the limitation in the utilization of the Company's net operating loss carryforwards caused by the change of ownership pursuant to the Recapitalization.

         Net loss for the second quarter was $7,163, as compared to net income of $249 for the second quarter of fiscal 1995. The loss was attributable primarily due to approximately $6,620 of one-time charges incurred in the quarter due to the Recapitalization and the decrease in profitability in the ARS Division due to the decline in DRAM prices.


COMPARATIVE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND APRIL 2, 1995

         Net revenues for the first two quarters of fiscal 1996 were $58,171 as compared to $75,468 for the first two quarters of fiscal 1995. The Company's decrease in revenues is due primarily to the discontinuation of the Premier Division ($26,108) during the third quarter of fiscal 1995. Excluding the Premier Division, net revenues for the six months ended March 31, 1996 increased 17.9% over the comparable period in fiscal 1995. The increase was due primarily to the 24.0% growth in the Century Division.

         Gross profit for the first two quarters of fiscal 1996 was $15,303 (26.3% of net revenues), as compared to $19,193 in gross profit for the comparable period last year (25.4% of net revenues). The decrease in gross profit was due primarily to the discontinued operation of the Premier Division ($3,747) and a decrease in the ARS Division of approximately $933 in gross profit as compared to the same quarter a year ago due to the decline in the DRAM prices as discussed above.

         SG&A expenses for the first two quarters of fiscal 1996 were $13,444 or 23.1% of revenues, as compared to $13,789 or 18.3% for the comparable fiscal 1995 period. Included in the SG&A expenses for the first two quarters of fiscal 1996 were approximately $725 in one time charges related to the Recapitalization completed on March 29, 1996 and significant increases in expenditures related to information systems in the Century Division. The increase of the SG&A expenses as a percentage of revenue was due to the discontinuation of the Premier Division and the decline in DRAM prices.

         Amortization expense for the first two quarters of fiscal 1996 was $731, or 1.3% of revenue, as compared to $855, or 1.1% for the comparable 1995 period. The decrease was due to the write-off in the third quarter of fiscal 1995 of goodwill related to the acquisition of FRS, Inc.

         Net interest expense for the first two quarters of fiscal 1996 was $4,736 or 8.1% of revenues as compared to $2,728 or 3.6% of revenues for the comparable 1995 period. The interest expense for the first six months includes approximately $2,242 of one-time charges related to the early payment of indebtedness in connection with the Recapitalization. These one-time charges include approximately $1,070 of previously capitalized financed charges, $917 of interest, fees, and expenses due to the Company's previous lenders and $256 relating to the 9 1/4% Senior Subordinated Notes.

         Provision for income taxes for the first two quarters of fiscal 1996 was $3,450 or 5.9% of revenue as compared to $606 or .8% for the comparable 1995 period. This provision includes the increase of the deferred income tax valuation allowance in the amount of $3,652 due to management's determination that the deferred tax asset will not be fully realized. Management reached this conclusion as a result of the limitation in the utilization of the Company's net operating loss carryforwards caused by the change of ownership pursuant to the Recapitalization.

         Net loss for the first two quarters of fiscal 1996 was $7,057 as compared to net income of $1,126 or 1.5% for the comparable fiscal 1995 period. The loss was attributable primarily due to approximately $6,620 of one-time charges incurred in the second quarter of fiscal 1996 due to the Recapitalization and the decrease in profitability in the ARS Division due to the decline in DRAM prices.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment, and required debt principal payments. The Company's working capital was $998 as of March 31, 1996 compared to $196 as of September 30, 1995.

         On March 29, 1996, the Company completed the Recapitalization of the Company (see Note D Recapitalization) (the "Recapitalization"). In conjunction with the Recapitalization, the Company entered into a new $35,000 senior credit facility with Chemical Bank, N.A. pursuant to a Credit Agreement dated March 29, 1996. The facility consists of a $15,000 Senior Secured Asset Based Revolving Credit ("Working Capital Revolving Credit") and a $20,000 Senior Secured Reducing Revolving Credit ("Reducing Revolving Credit"). The purpose of the Working Capital Revolving Credit is to fund ongoing working capital needs. Funds are available based on a percentage of eligible accounts receivables and inventory. The Reducing Revolving Credit is to be used for (i) approved acquisitions, (ii) regularly scheduled payments due under the Subordinated Notes, and (iii) other payments as mutually agreed upon in the Credit Agreement. As of March 31, 1996, the Company has drawn down $3,000 on the Reducing Revolving Credit. The facilities bear interest at a rate of either LIBOR + 2.75% or prime rate + 1.25%, at the Company's option. All indebtedness of the Company under the Credit Agreement is secured by substantially all of the assets of the Company, and the Company is subject to a number of restrictions including covenants relating to Company's financial performance and various other limitations on the Company's activities.

         As a consequence of the Recapitalization, the Company repaid in full the Company's existing senior bank indebtedness of approximately $26,000 and redeemed its 9-1/4% Senior Subordinated Notes of approximately $9,300.

         Other than the funds for the remaining discontinued operations and the Company's continued investment in the information systems at the Century division, the Company had no material capital commitments at March 31, 1996.

         Management believes existing cash on hand, funds generated from operations, and funds available under its credit facilities will be sufficient to meet the operating requirements for the next twelve months. The Company's cash and credit facilities are managed in order to be available for strategic investment opportunities.

PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


   Item                                                               Page
   ----                                                               ----
  (a)(1)    Exhibit 11  --  Computation of Per Share Earnings          14

  (a)(2)    Exhibit 27  --  Financial Data Schedule                    15

  (a)(3)    Form 8-K, dated March 29, 1996 (reporting change of
               control of Registrant)


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AURORA ELECTRONICS, INC.



May 6, 1996                            By: /s/ JOHN P. GRAZER
                                           ------------------------------------
                                               John P. Grazer,
                                               Senior Vice President-Finance
                                               and Administration and Chief
                                               Financial Officer (Principal
                                               Accounting and Financial Officer)

                               INDEX TO EXHIBITS


   Item                               Description of Exhibits                   Page
- ----------       --------------------------------------------------------       ----
Exhibit 11       Computation of Per Share Earnings                               14
Exhibit 27       Financial Data Schedule -- Article 5 of Regulation S-X          15