Form 10-Q
period 1996-06-30
AURORA ELECTRONICS INC
filed 1996-08-14
CIK 319237

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from       to

                            ------------------------


                         Commission File Number: 0-9725

                            AURORA ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          75-1539534
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

      2030 MAIN STREET, SUITE 1120, IRVINE, CALIFORNIA          92614
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

                             Yes  /X/      No  / /

Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of August 9, 1996:


Title of Each Class of Common Stock                  Number Outstanding
- -----------------------------------                  ------------------
  Common Stock, $0.03 par value                       5,742,524 shares

================================================================================

                                      INDEX

                                                                                                      PAGE

PART I.               FINANCIAL INFORMATION

Item 1.               Financial Statements

                      Consolidated Balance Sheets as of June 30, 1996 and September
                         30, 1995                                                                        3
                      Consolidated Statements of Operations for the Three and Nine
                          Months Ended June 30, 1996 and July 2, 1995                                    4

                      Consolidated Statements of Cash Flows for the Three and Nine Months                5
                          Ended June 30, 1996 and July 2, 1995

                      Notes to Unaudited Consolidated Financial Statements                               6

Item 2.               Management's Discussion and Analysis of Financial Condition                        7
                          and Results of Operations

PART II.              OTHER INFORMATION                                                                 11

Item 4.               Submission of Matters to a Vote of Security Holders                               11

Item 6.               Exhibits and Reports on Form 8-K                                                  12

Signatures                                                                                              13

Index to Exhibits                                                                                       14

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                                   June 30,    September 30,
                                                                                     1996           1995
                                                                                   --------    -------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                      $     76        $     81
    Trade receivables, net                                                            8,092          15,828
    Inventories                                                                       4,494           4,021
    Deferred income taxes                                                               500           1,532
    Other current assets                                                                940             516
- -----------------------------------------------------------------------------------------------------------
Total current assets                                                                 14,102          21,978

Property, plant and equipment, net                                                    5,971           5,752
Deferred income taxes                                                                    --           2,202
Intangible and other assets                                                          49,569          50,784
- -----------------------------------------------------------------------------------------------------------
                                                                                   $ 69,642        $ 80,716
===========================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                              $  1,256        $  6,700
    Accounts payable                                                                  7,574           8,105
    Accrued compensation                                                              1,691           2,021
    Accrued interest                                                                    515             920
    Current portion of reserve for discontinued operations                              959           1,569
    Other current liabilities                                                         3,352           2,467
- -----------------------------------------------------------------------------------------------------------
Total current liabilities                                                            15,347          21,782

Reserve for discontinued operations                                                   2,310           2,504
Long-term debt                                                                       23,681          44,092

Redeemable convertible preferred stock                                               40,700              --
Stockholders' equity:
    Common stock, 10,486 shares issued (8,062 shares at September 30, 1995)             315             242
    Additional paid-in capital                                                       60,430          61,932
    Accumulated deficit                                                             (56,502)        (44,683)
    Treasury stock, at cost, 4,743 shares (561 shares at September 30, 1995)        (16,639)         (5,153)
- -----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          (12,396)         12,338
- -----------------------------------------------------------------------------------------------------------
                                                                                   $ 69,642        $ 80,716
===========================================================================================================


The accompanying notes are an integral part of these financial statements.

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                      Three months ended              Nine months ended
                                                                   -----------------------        ------------------------
                                                                   June 30,        July 2,        June 30,        July 2,
                                                                     1996           1995            1996           1995
                                                                   -------        --------        --------        --------
Net revenues                                                       $20,767        $ 31,865        $ 78,938        $107,332
Cost of sales                                                       16,141          25,341          59,010          81,616
- --------------------------------------------------------------------------------------------------------------------------
Gross profit                                                         4,626           6,524          19,928          25,716
Selling, general and administrative expenses                         7,047           7,785          20,491          21,573
Amortization of intangible assets                                      366           7,857           1,097           8,712
Restructuring charges and other                                         --           4,699              --           4,699
- --------------------------------------------------------------------------------------------------------------------------
Operating loss                                                      (2,787)        (13,817)         (1,660)         (9,268)
Interest expense                                                      (738)         (1,424)         (5,474)         (4,152)
Other income (expense), net                                             (4)           (728)             (4)           (817)
- --------------------------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                              (3,529)        (15,969)         (7,138)        (14,237)
Provision (benefit) for income taxes                                   (76)            529           3,373           1,135
- --------------------------------------------------------------------------------------------------------------------------
Net loss                                                            (3,453)        (16,498)        (10,511)        (15,372)

Dividends on preferred stock                                          (700)             --            (700)             --
- --------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stockholders                         $(4,153)       $(16,498)       $(11,211)       $(15,372)
==========================================================================================================================

Net loss per share of common stock                                 $ (0.68)       $  (1.90)       $  (1.50)       $  (1.86)
==========================================================================================================================

Weighted average number of common and common equivalent shares       6,087           8,686           7,461           8,280
==========================================================================================================================

The accompanying notes are an integral part of these financial statements.

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                                           Nine months ended
                                                                                       -------------------------
                                                                                        June 30,        July 2,
                                                                                          1996           1995
                                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           $(10,511)       $(15,372)
       Adjustments to reconcile net loss to
          net cash flows from continuing operations:
          Depreciation and amortization                                                   3,655          10,154
          Write-down of investment in subsidiary                                             --             711
          Loss on disposal of equipment                                                       5              94
          Changes in assets and liabilities, net of acquisitions:
             Trade receivables, inventories and other assets                              6,994           6,979
             Accounts payable and other liabilities                                         128            (107)
             Accrued interest and income taxes deferred, receivable or payable            2,771             415
- ---------------------------------------------------------------------------------------------------------------
       Net cash flows from continuing operations                                          3,042           2,874

       Net cash flows from discontinued operations                                         (804)           (784)
- ---------------------------------------------------------------------------------------------------------------
    Net cash flows from operating activities                                              2,238           2,090
- ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                                         (1,518)         (1,061)
    Proceeds from sales of marketable securities                                             --           1,171
- ---------------------------------------------------------------------------------------------------------------
    Net cash flows from investing activities                                             (1,518)            110
- ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debt                                                                    (19,382)         (3,053)
    Sale of redeemable preferred shares                                                  37,746              --
    Purchases of treasury stock                                                         (12,271)             --
    Changes in borrowings under line of credit                                           (6,818)           (674)
- ---------------------------------------------------------------------------------------------------------------
    Net cash flows from financing activities                                               (725)         (3,727)
- ---------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                      (5)         (1,527)

Cash and cash equivalents at beginning of period                                             81           1,539
- ---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $     76        $     12
===============================================================================================================



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

NOTE B.  EARNINGS PER SHARE OF COMMON STOCK

         Earnings per share of common stock is based upon the weighted average number of common and common equivalent shares outstanding, less cumulative dividends to holders of the Company's preferred stock. Outstanding stock options and warrants are treated under the treasury stock method as common stock equivalents when dilution results from their assumed exercise. The Company's Redeemable Convertible Preferred Stock, 7-3/4% Convertible Subordinated Debentures due April 15, 2001, and 7% Subordinated Convertible Promissory Notes (the "7% Notes") due September 30, 1997, were not common stock equivalents at the time of issuance and are therefore not included in the calculation of primary earnings per share. Fully diluted net earnings per share is not presented as it is anti-dilutive.

NOTE C.  INVENTORIES

         Inventories consisted of the following:

                                           JUNE 30, 1996       SEPTEMBER 30, 1995
                                           -------------       ------------------
Spare and repair parts                        $   588                $   535
Work in process                                   359                    253
Finished goods and purchased product            3,547                  3,233
                                              -------                -------
  Total inventories                            $4,494                 $4,021
                                               ======                 ======

NOTE D.  RECAPITALIZATION

         On March 29, 1996, the Company completed its comprehensive plan to recapitalize the Company (the "Recapitalization"), pursuant to which the Company
(a) sold (i) 400,000 shares of Redeemable Convertible Preferred Stock, $.01 par value (the "Convertible Preferred Stock"), to Welsh, Carson, Anderson & Stowe VII, L.P. ("WCAS VII") and certain other investors for an aggregate purchase price of $40,000 and (ii) 607,211 shares of Common Stock, along with a $10,000 10% Senior Subordinated Note due September 2001, to WCAS Capital Partners II, L.P. ("WCAS CP II") for an aggregate purchase price of $10,000, (b) established a new $35,000 senior credit facility pursuant to a Credit Agreement dated March 29, 1996, and (c) repurchased 4,268,334 shares of the Company's Common Stock, $.03 par value (the "Common Stock") at $2.875 per share pursuant to a tender offer for up to 6,500,000 shares of Common Stock. New funds raised as part of the Recapitalization were used to provide financing for the tender offer, to repay in full the Company's existing senior bank indebtedness of approximately $26,000, and to redeem its 9-1/4% Senior Subordinated Notes of approximately $9,300. After giving effect to the Recapitalization transactions, including the tender offer, and assuming conversion of the Convertible Preferred Stock, as of June 30, 1996, the Company would have had 24,560,891 shares of Common Stock outstanding, 17,496,470 of which is beneficially owned by WCAS VII and WCAS Information Partners on an "as-converted" basis and 607,211 of which is beneficially owned by WCAS CP II. In the aggregate, WCAS VII, WCAS Information Partners, WCAS CP II and their affiliates beneficially own approximately 76.4% of the Company's issued and outstanding Common Stock on an "as-converted basis."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (In thousands)

OVERVIEW

         Aurora Electronics, Inc. (the "Aurora" or "Company") provides spare parts distribution and electronics recycling and asset recovery services, assisting major computer manufacturers and field service organizations in supporting the worldwide computer installed base. Aurora operates worldwide, with facilities in the United States, Canada, United Kingdom and the Netherlands.

         In the third quarter of fiscal 1995, the Company initiated and substantially completed a corporate reorganization focusing the Company on the businesses which were determined to have the highest growth and profit potential
- -- spare parts distribution, electronics recycling and asset recovery -- in an effort to eliminate unprofitable or non-strategic business activities. The Company operates through two divisions: its Parts Support Services ("Parts Support") Division (formerly the Century Division), which is a leading provider of spare parts distribution and outsourcing services to major personal computer manufacturers and field service organizations; and through its Asset Recovery Services ("Asset Recovery") Division, which is a leading supplier of electronic recycling and asset recovery services.

         In the second quarter of fiscal 1996, the Company completed the Recapitalization (see Note D to Unaudited Consolidated Financial Statements -- Recapitalization).

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JULY 2, 1995

         Net revenues for the third quarter of fiscal 1996 were $20,767 as compared to $31,865 in net revenues for the third quarter of fiscal 1995. The Company's decline in revenues is primarily due to the discontinuation of the Premier Division ($6,472) during the third quarter of fiscal 1995 and the significant decline in revenues in the Asset Recovery Division ($4,136). The decline of revenues in the Asset Recovery Division is due to a substantial industry wide decline in selling prices in dynamic random access memory ("DRAM") chips. This decline was partially offset by a 14% increase in DRAM unit volume over the same period a year ago. The Parts Support Division revenue was essentially unchanged in the third quarter as compared to third quarter of fiscal 1995.

         Gross profit for the third quarter of fiscal 1996 was $4,626 (22.3% of net revenues), as compared to $6,524 in gross profit (20.5% of net revenues) for the third quarter of fiscal 1995. The dollar decrease in gross profit was due primarily to the discontinued operation of the Premier Division ($1,165) and a decrease in the Asset Recovery Division of approximately $2,138 as compared to the same quarter a year ago due to the decline in the DRAM prices as discussed above.

         Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal 1996 were $7,047 (33.9% of net revenues), as compared to $7,785 (24.4% of net revenues) for the third quarter of fiscal 1995. While SG&A declined in absolute terms, its increase as a percent of revenue is due to the significant net revenue declines discussed above. Amortization expense for the third quarter of fiscal 1996 was $366 compared to $7,857 for the third of fiscal 1995. The decrease was due to the write-off in the third quarter of fiscal 1995 of goodwill related to the acquisition of FRS, Inc.

         Net interest expense for the third quarter of fiscal 1996 was $738 or 3.6% of net revenues as compared to $1,424 or 4.5% of net revenues for the third quarter of fiscal 1995. The decrease in interest expense is due to the reduced debt levels which resulted from the Recapitalization.

         Provision (benefit) for income taxes for the third quarter of fiscal 1996 was ($76) as compared to $529 or 1.7% of net revenues for the third quarter of fiscal 1995.

         Net loss applicable to common stockholders for the third quarter was $4,153, as compared to a net loss of $16,498 for the third quarter of fiscal 1995. The net loss in the third quarter of 1996 is the result of reduced operating income from the Asset Recovery Division and essentially unchanged revenues in the Parts Support Division when compared to the third quarter of fiscal 1995. The reduction in loss for the quarter compared to the same quarter a year ago is primarily due to the restructuring charges taken during the third quarter of fiscal 1995 when the Company discontinued the Premier Division.

COMPARATIVE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND JULY 2, 1995

         Net revenues for the nine months ended June 30, 1996, were $78,938 as compared to $107,332 for the comparable fiscal 1995 period. The Company's decline in revenues is due to the discontinuation of the Premier Division ($32,580) during the third quarter of fiscal 1995. Excluding the Premier Division, net revenues for the nine months ended June 30, 1996 increased 5.6% over the comparable fiscal 1995 period. The increase was due to the 13.2% revenue growth in the Parts Support Division partially offset by the decline in revenue in the Asset Recovery Division of approximately 8.8%.

         Gross profit for the nine months ended June 30, 1996 was $19,928 (25.2% of net revenues) as compared to $25,716 in gross profit for the comparable fiscal 1995 period (24.0% of net revenues). The dollar decrease in gross profit was due primarily to the discontinuation of the Premier Division and the decrease in gross profit generated by the Asset Recovery Division of approximately $3,072 over the comparable fiscal 1995 period due to the decline in DRAM prices discussed above.

         SG&A expenses for the nine months ended June 30, 1996 were $20,491 or 26.0% of net revenues, as compared to $21,573 or 20.1% for the comparable fiscal 1995 period. Included in the SG&A expenses for the nine months ended June 30, 1996 were approximately $725 in one time charges related to the Recapitalization. The increase of the SG&A expenses as a percentage of net revenues was due to the discontinuation of the Premier Division and the decline in revenue in the Asset Recovery Division.

         Amortization expense for the nine months ended June 30, 1996 was $1,097, or 1.4% of net revenues, as compared to $8,712, or 8.1% for the comparable fiscal 1995 period. The decrease was due to the write-off in the third quarter of fiscal 1995 of goodwill related to the acquisition of FRS, Inc.

         Net interest expense for the nine months ended June 30, 1996 was $5,474 or 6.9% of net revenues as compared to $4,152 or 3.9% of net revenues for the comparable fiscal 1995 period. The interest expense for the first nine months includes approximately $2,242 of charges related to the Recapitalization completed on March 29, 1996. This amount includes approximately $1,070 of previously capitalized financed charges, $917 of interest, fees and expenses due to the Company's previous lenders and $256 relating to the repayment of the 9-1/4% Senior Subordinated Notes.

         Provision for income taxes for the nine months ended June 30, 1996 was $3,373 or 4.3% of net revenues as compared to $1,135 or 1.1% for the comparable fiscal 1995 period. This provision includes the increase of the deferred income tax valuation allowance in the amount of $3,652 due to management's determination that the deferred tax asset will not be fully realized. Management reached this conclusion as a result of the limitation in the utilization of the Company's net operating loss carryforwards caused by the change of ownership pursuant to the Recapitalization.

         Net loss applicable to common stockholders for the nine months ended June 30, 1996 was $11,211 as compared to a net loss of $15,372 for the comparable fiscal 1995 period. The loss for the first three quarters primarily consisted of $6,620 of charges incurred in the second quarter of fiscal 1996 due to the Recapitalization completed on March 29, 1996, and $3,390 of reduced operating income from the Asset Recovery Division when compared to the comparable fiscal 1995 period. The loss for the fiscal 1995 period is due to the restructuring and reorganization of the Company's businesses during the third quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment, and required debt principal payments. The Company's working capital deficit was $1,245 as of June 30, 1996 compared to positive working capital of $196 as of September 30, 1995. The primary reason for the working capital deficit is that the deferred income tax asset was reduced because the Company is limited in its ability to use NOL carryforwards. This event was caused by the change of ownership pursuant to the Recapitalization (see Note D to Unaudited Consolidated Financial Statements -- Recapitalization). Separately, the Company has focused on applying all available cash to the repayment of the long-term working capital revolving credit facility.

         On March 29, 1996, the Company completed the Recapitalization of the Company. In conjunction with the Recapitalization, the Company entered into a Credit Agreement providing for a $35,000 senior credit facility. The facility consists of a $15,000 Senior Secured Asset Based Revolving Credit ("Working Capital Revolving Credit") and a $20,000 Senior Secured Reducing Revolving Credit ("Reducing Revolving Credit"). The purpose of the Working Capital Revolving Credit is to fund ongoing working capital needs. Funds are available based on a percentage of eligible accounts receivables and inventory. The Reducing Revolving Credit is to be used for (i) approved acquisitions, (ii) regularly scheduled payments due under the Subordinated Notes, and (iii) other payments as mutually agreed upon in the Credit Agreement. As of June 30, 1996, the Company had drawn down $1,325 on the Working Capital Revolving Credit and $2,000 on the Reducing Revolving Credit. The facilities bear interest at a rate of either LIBOR + 2.75% or prime rate + 1.25%, at the Company's option. All indebtedness of the Company under the Credit Agreement is secured by substantially all of the assets of the Company, and the Company is subject to a number of restrictions, including covenants relating to the Company's financial performance and various other limitations on the Company's activities.

         As of June 30, 1996, the Company was not in compliance with certain financial covenants under the Credit Agreement. The primary reasons for non-compliance were the decline in operating income from the Asset Recovery Division due to the decline in DRAM prices discussed above. Management is currently in discussions with its lenders to amend the financial covenants of the Credit Agreement and to allow the Company to use both credit facilities. The major shareholder of the Company has agreed in principle to support the Company's efforts by providing certain limited guarantees of the two facilities. In consideration for the limited guarantees provided by the major shareholder, the Company expects to issue warrants to the shareholder to buy additional shares of Common Stock of the Company. The Company expects the warrants to be five-year warrants to purchase a number of shares equal in value to 20% of the amount of guaranteed indebtedness divided by the current stock price. If the guarantees remain outstanding after nine months from issuance, an additional 20% warrant would be issued, and if the guarantees remain outstanding after eighteen months from issuance, an additional 20% warrant would be issued. If the guarantees were ever called, the shareholder would have a warrant to purchase 100% of the guaranteed amount at the current stock price. The other terms and conditions of the warrants remain to be finalized. The guarantees would be released if and when the Company returns to full compliance with the original financial covenants under the Credit Agreement.

         On March 29, 1996, the Company repaid in full the Company's prior senior bank indebtedness of approximately $26,000 and redeemed its 9-1/4% Senior Subordinated Notes of approximately $9,300.

         Other than the funds required to wind down the remaining discontinued operations, the Company had no material capital commitments at June 30, 1996.

         Management believes existing cash on hand, funds generated from operations, and funds available under its credit facilities will be sufficient to meet the operating requirements for the next twelve months, assuming it is able to finalize the amendments to its Credit Agreement, which management is confident the Company will be able to do. The Company's cash and credit facilities are managed in order to be available for strategic investment opportunities.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         Inapplicable.

ITEM 2.    CHANGES IN SECURITIES

         Inapplicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         Inapplicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on May 21, 1996. At the May meeting, shareholders were requested to vote on two proposals and the election of Directors.

         The results of the vote on the election of directors were as follows:

         DIRECTORS                      VOTES FOR              AUTHORITY WITHHELD
         ---------                      ----------             ------------------
         Harvey B. Cash                 20,162,698                  604,816

         Jim C. Cowart                  20,162,698                  604,816

         Amin J. Khoury                 20,162,698                  604,816

         David A. Lahar                 20,162,698                  604,816

         Thomas E. McInerney            20,162,698                  604,816

         Richard H. Stowe               20,162,698                  604,816

         William H. Watkins, Jr.        20,162,698                  604,816

         The second proposal considered at the May meeting was the adoption of Aurora Electronics, Inc. 1996 Stock Option Plan. This proposal received 20,032,271 votes for the adoption, 713,352 votes against, and 21,891 abstentions.

         The third proposal considered at the May meeting was the amendment of Aurora Electronics, Inc. Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 50,000,000. This proposal received 20,013,011 votes for the amendment, 715,106 votes against, and 39,397 abstentions.

         There were present at the annual meeting, in person or by proxy, shareholders holding 2,468,691 shares of Common Stock and 400,000 shares of Preferred Stock. The Preferred stock votes on an "as converted basis" and thus represented 18,298,823 votes at the meeting. In the aggregate, then 20,767,514 votes were represented at the annual meeting in person or by proxy, or approximately 84.39% of the eligible number of votes.

ITEM 5.     OTHER INFORMATION

         Inapplicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                    Item                                                         Page
                    ----                                                         ----
         (a)(1)     Exhibit 10.19 -- 1996 Stock Option Plan                       15
         (a)(2)     Exhibit 11 -- Computation of Per Share Earnings (Loss)        23
         (a)(3)     Exhibit 27 -- Financial Data Schedule                         24

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AURORA ELECTRONICS, INC.

August 14, 1996            By: /s/ John P. Grazer
                               ------------------------------------------------
                               John P. Grazer,
                               Senior Vice President-Finance and Administration and Chief Financial Officer

                               (Principal Accounting and Financial Officer)

                                INDEX TO EXHIBITS

    Item                         Description of Exhibits                          Page
- -------------       ------------------------------------------------------        ----
Exhibit 10.19       1996 Stock Option Plan                                        15
Exhibit 11          Computation of Per Share Earnings (Loss)                      23
Exhibit 27          Financial Data Schedule -- Article 5 of Regulation S-X        24