Form 10-K
period 1996-09-30
AURORA ELECTRONICS INC
filed 1996-12-30
CIK 319237

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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

       Registrant's telephone number, including area code: (714) 660-1232


           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered:
-------------------------------     -------------------------------------------
Common Stock, $.03 Par Value                     American Stock Exchange

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant on December 20, 1996, 1996 based on the closing price of the Common Stock on the American Stock Exchange was approximately $8,927,692.

     Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of December 20, 1996.

Title of Each Class of Common Stock                       Number of Outstanding
-----------------------------------                       ---------------------
Common Stock, $.03 par value                                     5,742,523

                       DOCUMENTS INCORPORATED BY REFERENCE

             Document                                     Part of the Form 10-K
-------------------------------------------               ---------------------
Proxy Statement for the 1997 Annual Meeting                   Part III
of Stockholders

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

         Aurora Electronics, Inc. ("Aurora" or the "Company") provides spare parts distribution and electronics recycling services to major personal computer manufacturers and computer service organizations. Aurora operates worldwide through its wholly-owned subsidiary, Aurora Electronics Group, Inc. ("AEG") with facilities in the United States, Canada, and Europe. AEG distributes new and refurbished computer spare parts, primarily to the field service departments of computer OEMs, third-party maintenance and multivendor service organizations ("TPMOs" and "MVSOs"), computer resellers and dealers, and large corporate self-maintainers. AEG distributes spare parts from over 500 manufacturers, with particular emphasis on products from Apple Computer, AT&T, AST Computer, Compaq, Dell Computer, Digital Equipment Corporation, Hewlett-Packard, IBM and Toshiba. In addition, AEG provides a broad range of materials management services, such as repair and repair logistics, advance exchange, returned materials management, inventory management, and electronic materials recycling and remarketing.

         In March 1996, the Company completed its comprehensive plan to recapitalize the Company (the "Recapitalization"). The Recapitalization included: (1) a tender offer pursuant to which the Company repurchased approximately 4,268,000 shares of common stock at $2.875 per share; (2) the Company's sale of $40 million of convertible preferred stock, $.01 par value per share (the "Preferred Stock"), and $10 million in subordinated debt (with approximately 607,000 shares of common stock attached) to Welsh, Carson, Anderson & Stowe ("WCAS") and certain other purchasers; (3) establishment of a new $35 million senior credit facility with The Chase Manhattan Bank (formerly Chemical Bank, N.A.) (the "Credit Agreement"); (4) the repayment in full of AEG's existing senior bank indebtedness of approximately $26 million; and (5) the redemption of the Company's 9-1/4% Senior Subordinated Notes (approximately $9.3 million). The Preferred Stock is convertible into common stock at the ratio of $2.125 per share and votes on an as-converted basis. As a result, WCAS and its affiliates control about 76.4% of the voting power of the Company.

INDUSTRY

         The worldwide personal computer installed base has grown to approximately 180 million units, and requires a wide range of support, maintenance, upgrade and recycling services. Due to the competitiveness of the personal computer industry and the increasingly short manufacturing life cycle of the products, companies involved in the manufacture, service and distribution of computers are seeking outsourcing solutions to meet these requirements, preferably from a single source. Aurora offers its customers a wide range of these critical aftermarket services through integrated outsourcing programs provided on a worldwide basis, thereby allowing its customers to achieve cost savings associated with reduced inventories, lower headcount and less investment in plant and equipment.

         As a result of the trend toward outsourcing of support, maintenance, upgrade and recycling activities, an independent spare parts distribution, recycling and repair industry has emerged in support of personal computer manufacturers and maintenance service providers. This industry is comprised of companies that are unaffiliated with the manufacturers of computers and computer parts, yet possess expertise in providing spare parts procurement, distribution, logistics, repair and recycling services. Companies in this industry operate in the secondary market for both new and used spare parts, relying on thousands of parts sourcing contacts among system and subsystem manufacturers, distributors, brokers and large end-users. Aurora is among the largest companies in the independent parts distribution, recycling and repair industry.

BUSINESS STRATEGY

         AEG's strategy is to supply an increasing portion of the spare parts-related aftermarket support requirements of major companies in the personal computer industry. Key components of this strategy include:

     - Pursue Integrated Support Relationships with Major Computer OEMs and Service Providers. The Company is continuing to aggressively pursue comprehensive aftermarket support relationships with major customers. These relationships range from providing individual services to complete outsourcing of as many of their spare parts distribution, logistics, repair and recycling requirements as possible. The Company believes strongly that over time its customers will prefer developing integrated outsourcing approaches to meeting these needs, and will seek to have as few such partnerships as possible to address their worldwide support requirements.

     - Integrate Recycling, Repair and Parts Supply. AEG has major market positions in both recycling of computer systems and spare parts supply. Generally, the most cost effective source for spare parts is recycled parts, and for out of production parts, it is frequently the only source. Conversely, the best use for recycled parts is to resell them for use in the installed base as either spares or low cost additions to existing systems. Similarly, recycled parts are also often both less expensive and more readily available than repaired parts. The Company's ability to meet a significant portion of its spare parts demand from used or recycled parts sources is a significant competitive advantage, and an area which the Company is attempting to expand.

     - Build Strong Parts Supply Relationships with Major Parts Manufacturers. The Company will continue to work closely with both major system and subsystem manufacturers in order to source spare parts in a cost-effective manner. Increasingly, these relationships are based on sophisticated electronic links which allow both parties to service the after-market in a timely and economic fashion.

     - Maintain And Extend Industry Leading Knowledge Of Computer Parts and the Associated Secondary Markets. The Company believes it currently is among the industry leaders with respect to knowledge about computer systems, subsystems and spare parts, and the secondary market sources and consumers thereof. This knowledge base is extended every day in operating its business, and catalogued in sophisticated, relational databases. In addition, the Company makes substantial efforts to gather such information from its customers, suppliers, computer OEMs and various reference sources. This knowledge is a key basis for its primary value added to its customers.

     - Build a Sophisticated Technology Platform for Enhanced Service Delivery. During the last three years, the Company has invested more than $3 million in sophisticated information systems designed to improve customer service and establish electronic linkages with major customers, and it continues to spend aggressively on building its information systems capabilities. The Company believes that development of a sophisticated technology platform is critical to establishing a leadership position in its industry.

     - Continue to Develop AEG's Worldwide Presence. The Company believes that it is critical to provide customers with a worldwide range of capabilities. Accordingly, AEG continues to make important investments in expanding its European operations.

SERVICES

         The range of spare parts distribution, electronics recycling services and aftermarket service programs which AEG provides includes:

     - Spare Parts Distribution. AEG sources and distributes a wide range of spare parts, many of which are out-of-warranty and often out-of-production. AEG sources these parts either from its own inventory or by utilizing its parts sourcing database to locate and procure the parts, and then ships them to the customer, typically within 24 hours. Currently, approximately 70% of AEG's shipments are products that are sourced, reconditioned and tested the same day. AEG also works directly with computer OEMs and spare parts manufacturers as an authorized parts distributor, providing same and next-day shipment of new spare parts stocked by AEG on behalf of the OEM.

     - Aurora Exchange Programs. AEG provides selected customers with good working parts at a discounted price in exchange for their defective parts. In most cases, the defective unit is repaired and placed back into inventory to fulfill future requests under this program.

     - Asset Recovery and Remarketing. AEG refurbishes, reconditions, and redistributes systems and subsystems received as a result of manufacturing fallout, field dispositions, dealer and distributor returns, stock rotations, excess and obsolete inventories and customer trade-in and exchange programs. Refurbished systems and subsystems are either utilized for AEG's spare parts inventories or redistributed worldwide.

     - Returns Management Programs. AEG's returns management program assists OEMs and distributors by facilitating the return of units which are defective, returned due to buyer's remorse or stock rotation or otherwise removed from the marketplace. Returned units are received, processed, tested, refurbished, as required, and either returned to the manufacturer, sold in secondary channels or used for spare parts inventory.

     - Repair and Logistics Programs. AEG's parts repair and logistics programs offer critical support for OEM customers and also serve to lower AEG's acquisition cost for spare parts, AEG maintains a wide range of parts remanufacturing and repair capabilities, with technical expertise in floppy disks, tape drives, laser printers, monitors, flat panel displays, and CD-ROMs.

     - Inventory Management. Under AEG's inventory management programs, the Company takes responsibility for maintaining a customer's parts inventories at pre-arranged levels. Under this program, the Company takes responsibility for procuring, selling and liquidating customer-owned spare parts.

     - Parts Procurement Outsourcing. In some cases, customers are interested in total outsourcing of the parts ownership, management and logistics function. In these cases, AEG commits to certain service levels with respect to parts availability and response time, and takes responsibility for all aspects of the parts fulfillment process, including ownership of the part.

CUSTOMERS AND SUPPLIERS

         AEG provides spare parts sourcing and distribution services primarily to five groups of customers:

     - Customer Maintenance Departments of Major Computer OEMs -- AEG provides spare parts and related repair, spare parts inventory management and logistics programs to support the customer maintenance departments of customers such as AT&T, Compaq, DEC, Hewlett-Packard, IBM and ICL.

     - Third-Party Maintenance Organizations and Multi-Vendor Service Organizations -- Customers in this category include not only independent field service organizations (DecisionOne, Entex, Granada, Sorbus, Vanstar), but also MVSOs of current or former computer OEMs (IBM, DEC, Hewlett-Packard, Data General, Unisys).

     - Computer Resellers, Distributors and Dealers -- Major computer resellers, distributors and dealers are increasingly offering maintenance services to their customers as a means of capturing additional margin. AEG supports these organizations through parts sourcing and inventory remarketing programs. Typical customers include Circuit City, Compucom, Inacom and Microage.

     - Corporate Self-Maintainers -- An increasing number of large corporations are satisfying their internal service requirements through in-house organizations which meet their spare parts requirements through external suppliers such as AEG.

     - Major Computer OEM's -- By using recycling services, OEM customers, such as Apple Computer, Compaq Computer, Dell Computer, Hewlett-Packard, IBM and Storage Technology, can reduce or eliminate the potential liability and expense related to disposing of excess, obsolete and defective products, while realizing an economic return on these products

         For fiscal 1996, IBM accounted for approximately 19% of the Company's sales. For fiscal 1995 and 1994, no single AEG customer accounted for more than 10% of the Company's revenues.

OPERATIONS

         AEG services more than 5,000 customers worldwide, maintains a parts sourcing database of over 8,000 contacts, and completes over 150,000 transactions annually.

         Sales and Marketing. AEG believes that it is a market leader in terms of its approach to the sales and marketing of its materials management services, spare parts, and recycled parts, and its utilization of sophisticated information systems to support these efforts. AEG maintains an internal sales and customer support group of 76 employees which handles daily sales transactions involving spare parts and recycled product sales. In addition, AEG's materials management services are marketed through a direct sales force of 9 employees, who work closely with computer OEMs, TPMOs and MVSOs, and computer resellers in developing customized programs that meet their particular materials management requirements. Supporting these sales forces is a marketing department comprised of 9 employees who perform: (i) marketing communications; (ii) OEM and distributor relations; (iii) industry and competitive analysis; and (iv) development of new customer targets and new applications for AEG services.

         Information Systems. AEG's spare parts distribution services depend upon the ability to rapidly identify, locate, procure, as is necessary, and deploy a particular spare part from among the thousands of parts that comprise the computer industry installed base. Critical to AEG's success is a sophisticated information system, which relies on a spare parts identification and sourcing database developed over the last ten years. This database allows AEG's sales force to quickly find and deliver a spare part from inventory or, if a part is not available in inventory, to rapidly query the spare parts sourcing database to locate and procure the part from the hundreds of sources with which AEG regularly does business. The database also allows the salesperson to identify functional equivalents for a part. The system provides the salesperson with a complete pricing history for the part to assist in price discussions with the customer, as well as a transaction history with that particular customer.

         Purchasing. Because customers are often under severe time pressure in procuring spare parts, AEG's ability to confirm a customer request immediately from inventory, rather than initiating just-in-time procurement from its parts sourcing suppliers, increases the likelihood of completing a transaction. In order to increase the percentage of spare parts sourced directly from inventory, AEG maintains a department which procures a variety of commonly requested parts in advance and attempts to select parts from the recycle flow which can be sold as spares. AEG's information system regularly examines parts usage patterns and available stocks and performs trend-line analyses to assist this department in its procurement activities.

         Processing. AEG provides its spare parts distribution services primarily through distribution facilities in Marina del Rey, California; Toronto, Canada; and Hoofddorp, The Netherlands; and through repair and recycling facilities in Sacramento, California; San Diego, California; and Irvine, Scotland. AEG's distribution operations receive purchased spare parts or perform specific tear-down of whole systems in order to obtain spare parts, identify and cross-reference those parts for the AEG database, test and/or refurbish, as required, package, warehouse and ship. Often these activities must be performed within a 12 hour period in order to fulfill same-day requirements. AEG's recycling operations rely on the Company's ability to receive, identify, test, tear down as appropriate and dispose of materials rapidly, in large volumes and consistent with customers' requirements. The Company's San Diego facility has recently been awarded ISO 9002 certification, and the Company believes it is the only such certified electronics recycling facility in the world. The Company is currently working towards similar certification for all of its recycling operations. AEG has developed proprietary methods for recycling and reconditioning certain materials, particularly including integrated circuits
(ICs), the purpose of which is to produce material that is of the highest value for either return to the recycling customer or resale. A key value to customers is the Company's ability to dispose of all unsalable materials in environmentally safe ways, thus minimizing such customers', and the Company's, environmental liability.

         AEG's principal repair facility in Sacramento, California is also ISO 9002 certified. In Sacramento the Company has repair and repair logistics processes for disk drives, CD-ROM drives, CRT monitors, flat panel displays, printed circuit boards, laser and ink-jet printers, and a variety of other computer products. The facility is an authorized service center for several major brands of computers and sub systems. During 1996, the Sacramento facility performed work for various major manufacturers including Apple, Compaq, Digital, Hewlett Packard, IBM, NCR, Nokia, MKE, and Packard Bell.

COMPETITION

         The independent spare parts distribution and the electronic recycling services industry is fragmented with widespread competition from a variety of small independent suppliers. AEG believes that competition for OEM, TPMO and MVSO customers is based on a number of factors, including: (i) breadth of parts distributed; (ii) ability to offer sophisticated inventory and materials management programs; (iii) ability to offer rapid delivery and sophisticated logistics programs; and (iv) price. Among AEG's major independent competitors are DecisionOne, Data Trend, PC Service Source, and The Cerplex Group

PATENTS/TRADEMARKS

         The Company does not currently hold any patents or registered trademarks. However, the Company has developed several private labels for use in its business, including PartSmart, Micro-C, Memory Master, MM, and Advantage. The Company has applied for registration of "The PartSmart Company" trademark. While management believes that this approach helps distinguish the Company to its customers, none of these brand names is material to the continuation of the business.

ENVIRONMENTAL REGULATION

         The Company's business is subject to various federal, state and local environmental laws and regulations relating to the disposal of waste material. The Company believes that it is in compliance with such environmental laws and regulations and is not aware of any situation or condition that could reasonably be expected to have a material adverse affect on the Company's financial condition or competitive position.

SEASONALITY

         The Company does not consider its business to be seasonal.

EMPLOYEES

         On December 20, 1996, the Company had approximately 413 employees. None of the Company's employees is represented by a union and none are subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

ITEM 2.  PROPERTIES.

The following table sets forth certain information as of December 20, 1996 relating to the Company's principal properties, all of which are leased. The Company believes that its properties are adequate and suitable for its current needs.

                                                                                       Approximate
             LOCATION                                    Principal Use                Square Footage
----------------------------------------------------------------------------------------------------
Marina del Rey, CA (1)             Office, Warehouse and Service Facility                106,715
San Diego, CA                      Office, Processing and Warehouse Facility              56,808
Sacramento, CA                     Office, Processing and Warehouse Facility              59,000
Los Gatos, CA                      Sales Office                                            1,398
Irvine, CA                         Corporate Headquarters                                  2,825
Toronto, Canada                    Warehouse and Service Facility                          9,475
Hoofddorp, Netherlands             Warehouse and Service Facility                          8,945
Irvine, Scotland                   Processing Facility                                     3,000
Chicago, IL (2)                    Discontinued Operations                               163,000

(1) The Company subleased 48,473 square feet of the Marina del Rey, California facility to an unrelated third party for a five year period, commencing December 1, 1994.
(2) The Chicago facility is subject to a sale/leaseback arrangement between the Company and an unrelated third party, as lessor. This property relates to a discontinued operation. See Note C of the Notes to Consolidated Financial Statements -- Discontinued Operations, and Note M of the Notes to Consolidated Financial Statements -- Commitments and Contingencies. The lease expires in 2005.


ITEM 3. LEGAL PROCEEDINGS.

     The Company is engaged in routine legal proceedings incidental to its business, none of which the Company believes will have a material adverse effect on the financial position of the Company. See Note M of the Notes to Consolidated Financial Statements -- Commitments and Contingencies.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

      The names of the executive officers of the Company, their ages, titles and biographies as of December 20, 1996, are set forth below. All officers are elected for a one-year term.

                                                                                          COMPANY
                                                                                          OFFICER
NAME                      AGE                          PRESENT POSITION                    SINCE
----                      ---                          ----------------                   -------
Jim C. Cowart             45      Chairman of the Board and Chief Executive                 1992
                                       Officer
John P. Grazer            42      President and Chief Financial Officer                     1993
Richard A. Kain           58      Senior Vice President - North American Operations         1995
George M. Korchinsky      55      Managing Director - European Operations and               1996
                                       Senior Vice President
Amir Asadi                38      Vice President - Information Systems                      1996
Jonathan Shultz           36      Vice President - Finance and Administration               1996
Stephen F. Weber          45      Vice President - Marketing                                1996

JIM C. COWART, since December 1992, has served as the Chairman of the Board and Chief Executive Officer of the Company and formerly served as Vice President of Strategic Development of the Company. Since February 1992, Mr. Cowart has served as Chairman of EOS Capital, Inc., a private capital firm which has been, from time to time, retained by the Company. From 1987 to 1991, Mr. Cowart was a founding General Partner of Capital Resource Partners, a private capital firm and investment manager for institutional investors. Mr. Cowart is also a director of B/E Aerospace, Inc. ("BEAV" - NASD), a leading manufacturer of aircraft cabin interior products. Mr. Cowart has been a director of the Company since October 1992.

JOHN P. GRAZER, since October 1996, has served as President and Chief Financial Officer. From May 1993 to October 1996 Mr. Grazer served as Senior Vice President, Finance and Administration of the Company. From 1992 to April 1993, Mr. Grazer served as Vice President of Finance and Administration of Home Fashions Inc. From 1990 to 1992, Mr. Grazer served as Vice President of Finance and Chief Financial Officer of RB Industries, Inc. From 1985 to 1990, Mr. Grazer served as Vice President, Finance of Amplica, Inc. a COMSAT company.

RICHARD A. KAIN, since October 1996, has served as Senior Vice President - North American Operations. Mr. Kain joined Aurora in May, 1995 as Vice President Operations and General Manager. From 1985 to 1995, Mr. Kain served as Vice President Operations for Symbol Technologies, Inc. From 1984 to 1985, Mr. Kain served as Vice President - Operations for Pancretec, Inc. From 1978 to 1984, Mr. Kain served as Manager - Manufacturing Scientific Instruments Division for Beckman Instruments, Inc.

GEORGE M. KORCHINSKY is Managing Director - European Operations and Senior Vice President. Mr. Korchinsky joined Aurora in November 1996. From May 1991 to October 1996, Mr. Korchinsky served as Vice President & Managing Director - Europe, Middle East, Africa for Symantec. From January 1989 to May 1991, Mr. Korchinsky served as General Manager Northern & Central Europe from Cognos Ltd. From January 1987 to January 1989, Mr. Korchinsky served as Managing Director Data Communications Equipment for Paradyne Ltd. and from 1984 to 1987 held various sales, marketing and technical management positions with Paradyne Ltd.

AMIR ASADI joined Aurora in April 1996 as Vice President - Information Systems. From June 1990 to April 1996, Mr. Asadi served as Vice President, Information Systems for Home Fashions Inc. From October 1987 to June 1990, Mr. Asadi served as Director, Systems Development of Beech Street of California. From May 1986 to October 1987, Mr. Asadi served as Information Systems Consultant, Project Manager for Fremont Indemnity.

JONATHAN SHULTZ, since October 1996, has served as Vice President Finance and Administration. Since joining Aurora in October 1992, Mr. Shultz has held the following positions: From May 1995 to October 1996, Mr. Shultz served as Vice President Finance and Administration, ARS Division. From June 1994 to May 1995, Mr. Shultz served as Vice President Controller/Treasurer. From September 1993 to June 1994, Mr. Shultz served as Corporate Controller, and from October 1992 to September 1993, he served as Controller, Micro-C Division. From January 1986 to October 1992, Mr. Shultz served as Audit Manager/Technology Coordinator for Ernst & Young.

STEPHEN F. WEBER, since May 1996, has served as Vice President Marketing. From January 1995 to May 1996, Mr. Weber was a co-founder of MindShare Associates, LLC. From July 1993 to January 1995, Mr. Weber served as Director, Storage Marketing for Avnet EMG. From March 1992 to July 1993, Mr. Weber served as Corporate Marketing Manager for Avnet EMG. From 1984 to 1992, Mr. Weber was a sales representative for Anthem Electronics.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol AUR. The following table sets forth the range of the high and low sales prices for the Common Stock for each quarterly period during the last two fiscal years.

                                                 FISCAL YEAR 1996                                  FISCAL YEAR 1995
                                    ------------------------------------------          ---------------------------------------
                                             HIGH                LOW                             HIGH                LOW
                                    ------------------------------------------          ---------------------------------------
First Quarter                              3-1/4               1-3/4                           5-3/4               4-1/4
Second Quarter                             2-15/16             1-1/2                           5-1/8               3-3/8
Third Quarter                              4-3/4               2-1/2                           3-15/16             2-7/8
Fourth Quarter                             3-3/8               1-15/16                         4-11/16             2-15/16


         On December 20,1996 the last sale price of the Common Stock as reported by AMEX was $1- 9/16 per share. As of December 20, 1996, the Company had 634 recordholders of its Common Stock, and four (4) holders of warrants to purchase, in the aggregate, up to 1,694,000 shares of its Common Stock. See Note J of the Notes to Consolidated Financial Statements -- Stockholders' Equity.

         The Company has not paid any cash or stock dividend on its Common Stock since September 30, 1993. At present, it is the policy of the Company to retain all earnings for reinvestment into the Company. In addition, the Credit Agreement restricts AEG's ability to pay dividends to the Company, and thus limits the Company's ability to pay dividends to its stockholders.

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

                    (In thousands, except per share figures)


                                                                                                               FOR THE NINE
                                                            FOR THE YEAR ENDED                                 MONTHS ENDED
                                                               SEPTEMBER 30,                                  SEPTEMBER 30,
                                     -----------------------------------------------------------------    ------------------
           OPERATING DATA                1996              1995             1994             1993                1992
                                     -----------------------------------------------------------------    ------------------
Net revenues                           $98,019           $141,852          $120,386           $58,328             $    --
Gross profit                            24,443             34,582            26,350            11,274                  --
SG&A expenses                           25,943             28,170            17,573             4,657                1,864
Amortization of intangibles             18,042 (1)          9,073 (2)         4,539 (3)         1,284                  --
Restructuring charge and other              --              5,643 (4)         2,161                --                  --
Litigation settlement                       --                 --             1,943                --                  --
Operating income (loss)                (19,542)            (8,304)              134             5,333                (1,864)
Other income (expenses)                 (7,505)            (5,406)           (4,252)           (1,276)                2,269
Earnings (loss) from continuing
   operations                          (30,353)           (13,710)           (4,118)            2,505                (1,791)
Net income (loss)                      (31,753)           (15,030)           (6,518)            3,005               (13,505)
Earnings (loss) from continuing
   operations per share                $ (4.44)          $  (1.79)          $ (0.55)          $  0.40              $  (0.38)
Net income (loss) per share            $ (4.44)          $  (1.79)          $ (0.87)          $ 70.48              $  (2.85)
Weighted average number of
   shares outstanding                    7,159 (5)          8,379              7,491            6,273                 4,738

----------

(1) During the fourth quarter of fiscal 1996, approximately $16,580 relating to a write-down of intangible assets associated with the integrated circuit business acquired in fiscal 1992 in connection with the Micro-C Corporation acquisition was charged to operations.

(2) During fiscal 1995, approximately $7,400 relating to a write-down of intangible assets associated with the repair business acquired in fiscal 1993 in connection with the FRS, Inc. acquisition was charged to operations.

(3) During fiscal 1994, approximately $2,400 relating to a write-down of intangible assets associated with a covenant not to compete was charged to operations.

(4) During fiscal 1995, the Company substantially completed a major corporate reorganization into two core businesses operating through the IC recycling and recovery division and the spare parts distribution division.

(5) In connection with the Recapitalization, on March 29, 1996, the Company repurchased approximately 4,268 shares of Common Stock and issued 607 shares of Common Stock and 400 shares of Preferred Stock to WCAS and certain other purchasers. The Preferred Stock is convertible into 18,824 shares of Common Stock.


                                                                    AT SEPTEMBER 30,
                                     ------------------------------------------------------------------------------------
         BALANCE SHEET DATA                1996              1995            1994              1993              1992
                                     ------------------------------------------------------------------------------------
Working capital                         $    610          $    196        $   9,013        $  10,713         $  1,732
Total assets                              52,788            80,716          102,927           76,857           48,468
Long-term obligations (less
current maturities)                       25,842            46,183           51,761           25,904           24,081
Redeemable convertible
preferred stock                           40,000                --               --               --               --
Stockholders' equity                     (31,690)           12,338           26,903           26,655            4,710



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                    (In thousands, except per share figures)

OVERVIEW

         Aurora as it exists today was formed on September 30, 1992. Prior to September 30, 1992, the corporation was known as BSN Corp. and was engaged in the sporting goods industry. From 1990 through 1992, BSN divested itself of a majority of its sporting goods assets and, effective September 30, 1992, announced that all of its remaining sporting goods assets would be accounted for as discontinued operations and that such operations would be sold. Effective September 30, 1992, the Company entered the computer and electronics industry through the acquisition of Micro-C Corporation, a San Diego, California based company founded in 1985, which provided both IC recycling services to computer OEMs and memory IC distribution services for semiconductor manufacturers. Effective September 30, 1993, Aurora acquired FRS, Inc., a Sacramento, California based company founded in 1984, which provided depot repair services to computer and peripherals OEMs. Effective March 1, 1994, Aurora acquired Century Computer Marketing, a Marina del Rey, California based company founded in 1984, a leading supplier of new and refurbished spare parts to the computer maintenance market.

         In the third quarter of fiscal 1995, the Company completed a corporate reorganization, in which it: (a) exited the memory upgrade manufacturing and supply business (formerly known as the Premier Division); and (b) substantially downsized its depot repair services operation (acquired in the FRS, Inc. acquisition), and refocused these operations to support the Company's remaining spare parts distribution and electronic recycling services business.

     In March 1996, the Company completed the Recapitalization. See Item 1. Business -- Overview.

RESULTS OF OPERATIONS -- YEAR ENDED SEPTEMBER 30, 1996, COMPARED WITH YEAR ENDED SEPTEMBER 30, 1995.

     Net revenues for the year ended September 30, 1996 for the Company were $98,019 as compared to $141,852 for the year ended September 30, 1995. The Company's decline in revenues was due primarily to the discontinuation of the Premier Division ($36,254) during fiscal 1995. Excluding the Premier Division, net revenues for fiscal 1996 decreased 7.2% over the comparable period in fiscal 1995. The decrease was due to a 27.4% decline in revenues in the IC recycling and recovery business known as the Asset Recovery Services Division (ARS), offset by an increase of 5.3% in revenues for the spare parts distribution business, known as the Parts Support Services Division (PSS). The decline in revenues for ARS was due primarily to a decline during the year in the average sales price for DRAM chips of approximately 87.0%.

     Gross profit for fiscal 1996 was $24,443 (24.9% of net revenues) as compared to $34,582 in gross profit for the comparable period last year (24.4% of net revenues). The decrease in gross profit was due primarily to the discontinuation of the Premier Division and the decrease of approximately $6,261 for ARS over the comparable period in fiscal 1995. This decline in profitability is due to the fallen DRAM prices discussed above.

     SG&A expenses for fiscal 1996 were $25,943, or 26.5% of revenues, as compared to $28,170, or 19.9% of revenue for fiscal 1995. Included in the SG&A expenses were approximately $725 in one time charges related to the Recapitalization. The increase of the SG&A expenses as a percentage of revenue was due to the reduction in revenues from the discontinuation of the Premier Division and the decline in revenues for ARS.

     Amortization expense for fiscal 1996 was $18,042, or 18.4% of revenues, as compared to $9,073, or 6.4% of revenues, for fiscal 1995. The increase was due to the write-off in the fourth quarter of fiscal 1996 of $16,580 of goodwill related to the acquisition of Micro-C Corporation, which was only partially matched by the third quarter of fiscal 1995 write-off of goodwill related to the acquisition of FRS, Inc. Management wrote off the goodwill related to the Micro-C acquisition due to the deterioration of the pricing levels in the integrated circuit market and their negative effects on the Company's business prospects going forward.

     Net interest expense for fiscal 1996 was $6,221, or 6.3% of revenues, as compared to $5,522, or 3.9% of revenues, for fiscal 1995. The interest expense for 1996 includes approximately $2,243 of charges related to the Recapitalization completed on March 29, 1996. This amount includes approximately $1,070 of previously capitalized financed charges, $917 of interest, fees and expenses due to the Company's previous lenders and $256 relating to the 9-1/4% Senior Subordinated Notes.

     Other expense for fiscal 1996 included writedowns and disposal of property and equipment totaling $1,369.

     Provision for income taxes for fiscal 1996 was $3,306, or 3.4% of revenues, as compared to $1,320, or .9% of revenues, for fiscal 1995. This provision includes the increase of the deferred income tax valuation allowance in the amount of $3,234 due to management's determination that the deferred tax asset will not be fully realized. Management reached this conclusion as a result of the limitation in the utilization of the Company's net operating loss carryforwards caused by the change of ownership pursuant to the Recapitalization.

         Net loss applicable to common stockholders for fiscal 1996 was $31,753 as compared to a net loss of $15,030 for fiscal 1995. The fiscal 1996 loss included approximately $6,620 of charges incurred in the second quarter of fiscal 1996 due to the Recapitalization completed on March 29, 1996, $6,320 of reduced operating income from the ARS when compared to 1995, dividends on preferred stock of approximately $1,400, writedowns and disposal of property and equipment totaling $1,369, and the write-off of goodwill from the Micro-C acquisition totaling $16,580.

RESULTS OF OPERATIONS -- YEAR ENDED SEPTEMBER 30, 1995, COMPARED WITH YEAR ENDED SEPTEMBER 30, 1994.

         Net revenues for the year ended September 30, 1995 for the Company were $141,852 as compared to $120,386 in net revenues for the year ended September 30, 1994. The increase in revenues was primarily due to the inclusion of the PSS business for a full twelve months ($27,860) and a 54% revenue growth in the ARS business ($15,752). These revenue increases offset a 53% revenue decrease in the repair business and a 24% revenue decrease in the Premier Division.

         Gross profit for the year ended September 30, 1995 was $34,582 (24.4% of net revenues) as compared to $26,350 in gross profit for the year ended September 30, 1994 (21.9% of net revenues). The increase was due primarily to the gross profits associated with the higher volumes in ARS and Century's parts distribution business. This increase was partially offset by the significant decreases in the volume and profitability for both the Premier Division and the repair business.

         SG&A expenses for the year ended September 30, 1995 were $28,170, or 19.9% of revenues, as compared to $17,573, or 14.6% of revenues for the comparable 1994 period. The increase of approximately $10,600 was due primarily to the inclusion of a full year of PSS's SG&A expenses, expenditures related to the reorganization, non-recurring professional fees, and the investments in systems and support costs required to support the growth in the Company's business.

         Amortization expense for the year ended September 30, 1995 was $9,073, or 6.4% of revenues, as compared to $4,539, or 3.8% of revenues, for the comparable 1994 period. With the completion of the corporate reorganization in the third quarter of fiscal 1995, management charged the remaining balance of goodwill related to the acquisition of FRS totaling $7,407 to operations. This charge was determined to be necessary as management estimated that the amortization of the goodwill balance over its remaining life would not be recovered through the projected non-discounted future cash flows over the remaining amortization period.

         Restructuring charges for the year ended September 30, 1995 were $5,643 and consisted of costs related to the shutdown of the Premier Division and the restructuring and downsizing of the Company's repair services operations. The charge consists primarily of $2,800 in inventory writedowns, $900 in employee severance, and $600 in facilities termination costs associated with the reorganized product lines and businesses. In addition, there were no program development costs for the year ended September 30, 1996 as compared to $925, or
 .8% of revenues, for the comparable 1994 period. The expense in the 1994 period was related to development of a new service line to complement the then existing repair business. Also included in the restructuring charges were losses on disposition of assets of approximately $944. This was primarily due to a charge of $695 related to the writedown of the investment in the Aurora Merchant Systems joint venture.

         Net interest expense for the year ended September 30, 1995 was $5,522 or 3.9% of revenues, as compared to $4,449 or 3.7% of revenues, for the comparable 1994 period. The increase of $1,073 in net interest expense was principally the interest expense related to the Company's working capital facilities.

         The net loss for the year ended September 30, 1995 was $15,030 as compared to a net loss of $6,518 for the comparable period in 1994. The increase in net loss is due primarily to the charges recorded in connection with the restructuring and reorganization of the Company's businesses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital are directly related to its accounts receivable, inventory levels and improvements to its property and equipment, as well as costs resulting from the consolidation of its businesses. The Company's working capital was $610 as of September 30, 1996, compared to $196 as of September 30, 1995.

         On March 29, 1996, the Company completed the Recapitalization of the Company (see Note J of the Notes to Consolidated Financial Statements -- Stockholders' Equity). In conjunction with the Recapitalization, the Company entered into a $35,000 senior credit facility pursuant to a Credit Agreement dated March 29, 1996. The facility consists of a $15,000 Senior Secured Asset Based Revolving Credit ("Working Capital Revolving Credit") and a $20,000 Senior Secured Reducing Revolving Credit ("Reducing Revolving Credit"). The purpose of the Working Capital Revolving Credit is to fund ongoing working capital needs. Funds are available based on a percentage of eligible accounts receivables and inventory. The Reducing Revolving Credit is to be used for (i) approved acquisitions, (ii) regularly scheduled payments due under the Subordinated Notes, and (iii) other payments as mutually agreed upon in the Credit Agreement. As of September 30, 1996, the Company had drawn down $3,707 on the Working Capital Revolving Credit and $2,635 on the Reducing Revolving Credit. The facilities bear interest at a rate of either LIBOR plus 2.75% or prime rate plus 1.25%, at the Company's option. All indebtedness of the Company under the Credit Agreement is secured by substantially all of the assets of the Company, and the Company is subject to a number of restrictions including covenants relating to Company's financial performance and various other limitations on the Company's activities.

         As of June 30, 1996, the Company was not in compliance with certain financial covenants under its Credit Agreement dated March 29, 1996. The primary reason for the non-compliance was due to the decline in operating income from ARS due to the fallen DRAM prices discussed above and the flatness in revenue performance in the PSS. To obtain a waiver of noncompliance from the bank lender, the Company obtained WCAS' limited guarantee of up to $3 million under the Working Capital Revolving Credit and, if drawn upon, up to $9 million under the Reducing Revolving Credit. In return, the Company granted WCAS warrants that, if fully vested, would give WCAS the right to buy a number of shares equal to the indebtedness guaranteed divided by the lower of the Common Stock price on the date the guarantees were initially issued or on certain anniversary dates. The warrants vest 20% on issuance, 20% on June 1, 1997, 20% on March 1, 1998 and 100% if at any time the bank calls the guarantees. The guarantees will be released, and unvested warrants will expire, if and when the Company returns to full compliance with the original financial covenants under the Credit Agreement.

         As of September 30, 1996, the bank had waived compliance with the financial covenants under the Credit Agreement, and effective December 31, 1996, amended financial covenants took effect under which the Company expects to be in compliance.

         Other than the funds for the remaining discontinued operations, the Company had no material capital commitments at September 30, 1996.

         Management believes existing cash on hand, funds generated from operations, and funds available under its credit facilities will be sufficient to meet the operating requirements for the next twelve months. The Company's cash and credit facilities are managed in order to be available for strategic investment opportunities.

OUTLOOK AND UNCERTAINTIES

         Aurora does not provide forecasts of potential future financial performance. While management of the Company is optimistic about Aurora's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

         Market in Early Stages of Development. The Company believes that the market for its spare parts distribution and electronics recycling services is in the early stages of development and that awareness among certain potential customers of the availability of these services may be relatively low. Once customers are made aware of the availability of and benefits provided by these aftermarket support services, however, the Company's experience is that customers are generally receptive to making these services an important element of their manufacturing, post-sales support and environmental strategies. While the Company believes that it offers a mutually beneficial solution to large customers' and field service organizations' spare parts, recycling and asset recovery requirements, and has therefore targeted these entities as its primary potential customers, there is no assurance that these entities will choose to make use of these services, continue to outsource their spare parts, recycling and asset recovery needs, or choose not to become direct competitors of the Company. The Company addresses these issues in many ways, particularly including the development of information tools to use in its business, and the installation of information processing software. These projects require large budgets and manpower commitments, and have uncertain time schedules. Successful completion of these projects is not certain, and a failure of these projects may have adverse consequences for the development of the Company's business and/or its ability to successfully compete.

         Dependence on the Computer Industry. The Company's business is dependent upon the continued growth, viability and financial stability of its customers and potential customers in the computer industry. The computer industry has been characterized by rapid technological change, compressed product life cycles, and pricing and margin pressures. While these factors could be beneficial to the Company's business, such factors affecting segments of the computer industry in general, and the Company's customers in particular, could have an adverse effect on the Company's business.

         Inventory Obsolescence. The market for personal computers and subsystems is characterized by rapidly changing technology and frequent new product introductions. Innovations and improvements in computer and subsystem design, engineering and production may shorten the useful lives of existing systems and associated spare parts. Such rapid changes and improvements in technology, coupled with the need to maintain sufficient inventory levels of spare parts to ensure ready availability, subject the Company to the risk of inventory obsolescence. The Company has successfully reduced its exposure to such inventory obsolescence by maintaining rapid inventory turnover. There can be no assurance that the Company's efforts in this area will continue to be successful.

         Lack of Long-Term Supply Contracts. The Company's success is dependent on its ability to continue to sell spare parts to its customers and to attract a reliable stream of recyclable material from its customers. Generally, the Company distributes spare parts to, and receives its recyclable material from, customers pursuant to non-exclusive contracts that to do not contain guaranteed or minimum quantities and are subject to cancellation on short notice at the customer's discretion. There is no assurance that the

Company's customers will continue to do business with the Company. The termination of a material contract or any substantial decrease in demand for spare parts or of the supply of recyclable material from significant customers could result in a significant decrease in the Company's sales.

         Cyclicality and Price Fluctuation in the IC Industry. The Company derives some of its revenue from the sale of ICs. The IC industry has been characterized in the past periods of cyclicality in which prices of commodity ICs, such as DRAMs, SRAMs, EPROMs and microprocessors, have fluctuated. In periods of IC oversupply, prices have declined. Similarly, one generation of commodity ICs can decline in price as the next generation comes to market. Significant declines in unit volume demand or unit pricing could have an adverse effect on the Company's business.

         Dependence on Key Personnel. The success of the Company is dependent, in part, upon key management personnel. The loss of the services of any of the Company's key management personnel could have a material adverse effect on the Company. Expansion of the Company's business may require additional managers and employees with industry experience. Competition for skilled management personnel in the industry is intense.

         Competition. The independent spare parts distribution and the electronic recycling services industry is fragmented with widespread competition from a variety of small independent suppliers. The Company believes that competition for OEM, TPMO and MVSO customers is based on a number of factors, including: (i) breadth of parts distributed; (ii) ability to offer sophisticated inventory and materials management programs; (iii) ability to offer rapid delivery and sophisticated logistics programs; and (iv) price. Among the Company's major independent competitors are DecisionOne, Data Trend, PC Service Source, and The Cerplex Group. Certain of these competitors are larger in total company revenue or have larger capitalizations than the Company.

         Control by Major Shareholder. As discussed above under "Recapitalization," WCAS, and their affiliates, own approximately 76.4% of the Company's voting stock. As a result, WCAS is able to elect the entire Board of Directors, and will retain the voting power to control all matters requiring shareholder approval. The Company's ability to raise additional capital or to sell control of the Company to third parties will be restricted if it is unable to obtain such shareholder approval.

         Other Uncertainties. Other operating, financial or legal risks or uncertainties are discussed in the Form 10-K in specific contexts. The Company is, of course, also subject to general economic risks, the risk of interruption in the source of supply, the risk of loss of a major customer, dependence on key personnel and other risks and uncertainties.

NEW ACCOUNTING STANDARDS

      In 1997, the Company will be required to adopt SFAS No. 123, Accounting for Stock-Based Compensation. However, the Company has decided to continue to account for employee stock options under Accounting Principles Board Opinion No.
25. This standard will be effective for transactions entered into after October 1, 1996. The primary impact of this standard will be to disclose the fair market value of equity issued to employees and third parties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AURORA ELECTRONICS, INC. AND SUBSIDIARIES                                                                  PAGE
1.       Index to the Company's Financial Statements and Financial Statement Schedules.

         Report of Independent Public Accountants ...................................................       17

         Consolidated Balance Sheets as of September 30, 1996 and September 30, 1995.................       18

         Consolidated Statements of Operations for the years ended September 30, 1996,
              1995 and 1994..........................................................................       19

         Consolidated Statements of Stockholders' Equity for the years ended September 30,
              1996, 1995 and 1994....................................................................       20

         Consolidated Statements of Cash Flows for the years ended September 30, 1996,
              1995 and 1994..........................................................................       21

         Notes to Consolidated Financial Statements..................................................       23

         Schedule II-  Valuation and Qualifying Accounts for the years ended September 30,
              1996, 1995 and 1994....................................................................       34

All other financial statement schedules are omitted as the required information is presented in the financial statements or the notes thereto or is not necessary.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Aurora Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Aurora Electronics, Inc. (a Delaware Corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1996, 1995 and 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Electronics, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended September 30, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


Orange County, California
December 30, 1996

                                                             ARTHUR ANDERSEN LLP

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                       September 30,
                                                                               ---------------------------
                                                                                   1996         1995
                                                                               ----------    -------------
                                                   ASSETS

Current assets:
    Cash and cash equivalents                                                  $    1,537    $       81
    Trade receivables, less allowance for doubtful accounts
       of $1,209 ($1,414 in 1995)                                                   8,629        15,828
    Inventories                                                                     4,098         4,021
    Deferred income taxes                                                             500         1,532
    Other current assets                                                              716           516
--------------------------------------------------------------------------------------------------------
Total current assets                                                               15,480        21,978

Property, plant and equipment, net                                                  4,811         5,752
Deferred income taxes                                                                   -         2,202
Intangible and other assets                                                        32,497        50,784
--------------------------------------------------------------------------------------------------------
       Total assets                                                            $   52,788    $   80,716
========================================================================================================



                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                          $    1,974  $      6,700
    Accounts payable                                                                8,465         8,105
    Accrued compensation                                                            1,912         2,021
    Accrued interest                                                                  433           920
    Current portion of reserve for discontinued operations                            702         1,569
    Other current liabilities                                                       1,384         2,467
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                          14,870        21,782

Reserve for discontinued operations                                                 2,366         2,504
Long-term debt                                                                     25,842        44,092

Commitments and contingencies

Redeemable convertible preferred stock, 400,000 shares issued                      41,400             -
Stockholders' equity:
    Preferred stock, 1,000 shares authorized, none issued                               -             -
    Common stock, 10,486 shares issued (8,062 shares in 1995)                         315           242
    Additional paid-in capital                                                     61,679        61,932
    Accumulated deficit                                                           (77,045)      (44,683)
    Treasury stock, at cost, 4,743 shares (561 shares in 1995)                    (16,639)       (5,153)
--------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        (31,690)       12,338
--------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                              $   52,788    $   80,716
========================================================================================================



The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


                                                                                                  Years ended September 30
                                                                                       --------------------------------------------
                                                                                           1996             1995            1994
                                                                                       -----------     -----------      -----------
Net revenues                                                                            $  98,019      $   141,852        $ 120,386
Cost of sales                                                                              73,576          107,270           94,036
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                               24,443           34,582           26,350
Selling, general and administrative expenses                                               25,943           28,170           17,573
Amortization of intangibles, including write-offs of $16,580, $7,407 and $2,400
    in 1996, 1995 and 1994, respectively                                                   18,042            9,073            4,539
Restructuring charges and other                                                                 -            5,643            2,161
Provision for litigation settlements                                                            -                -            1,943
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                                   (19,542)          (8,304)             134
Interest expense                                                                           (6,221)          (5,522)          (4,449)
Other income (expense), net                                                                (1,284)             116              197
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before provision for income taxes                         (27,047)         (13,710)          (4,118)
Provision for income taxes                                                                  3,306            1,320                -
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                           (30,353)         (15,030)          (4,118)
Discontinued operations, net of income taxes:
    Loss on disposal                                                                            -                -           (2,400)
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                  (30,353)         (15,030)          (6,518)
Dividends on preferred stock                                                               (1,400)               -                -
------------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders                                              $ (31,753)     $   (15,030)     $    (6,518)
====================================================================================================================================

Loss per share of common stock:
    Continuing operations                                                               $   (4.44)     $     (1.79)     $     (0.55)
    Discontinued operations                                                                     -                -            (0.32)
------------------------------------------------------------------------------------------------------------------------------------
Net loss per share of common stock                                                      $   (4.44)     $     (1.79)     $     (0.87)
====================================================================================================================================

Weighted average number of common and common equivalent shares                              7,159            8,379            7,491
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                       Common stock       Additional
                                                                                ---------------------     paid-in
                                                                                Shares      Par Value     capital
                                                                                ---------------------   -------------
Balance at September 30, 1993                                                     7,744     $ 232       $  55,260
    Issuance of common stock/treasury stock  - acquisitions                         271         8           4,718
    Common stock to be issued - acquisitions                                          -         -             559
    Exercise of stock options                                                         5         -              40
    Purchase of treasury stock                                                        -         -               -
    Treasury stock - sale of assets                                                   -         -               -
    Common stock to be issued  - litigation settlement                                -         -           1,250
    Net loss                                                                          -         -               -
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                                                     8,020       240          61,827
    Issuance of common stock/treasury stock  - acquisitions                          42         2            (240)
    Common stock to be issued - acquisitions                                          -         -             345
    Net loss                                                                          -         -               -
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                                                     8,062       242          61,932
    Issuance of common stock/treasury stock  - acquisitions                       1,476        45              66
    Issuance of common stock with notes payable                                     607        18           1,029
    Repurchase of common stock                                                        -         -               -
    Issuance of common stock                                                        340        10             903
    Financing costs from issuance of redeemable, convertible preferred stock          -         -          (2,254)
    Accretion of dividends on redeemable, convertible preferred stock                 -         -               -
    Exercise of stock options                                                         1         -               3
    Net loss                                                                          -         -               -
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                                                    10,486     $ 315       $  61,679
========================================================================================================================

                                                                                     Accumulated        Treasury
                                                                                     deficit             stock           Total
                                                                                -----------------    -------------   -------------
Balance at September 30, 1993                                                        $ (22,683)      $   (6,154)      $  26,655
    Issuance of common stock/treasury stock  - acquisitions                                (99)             560           5,187
    Common stock to be issued - acquisitions                                                 -                -             559
    Exercise of stock options                                                                -                -              40
    Purchase of treasury stock                                                               -             (226)           (226)
    Treasury stock - sale of assets                                                          -              (44)            (44)
    Common stock to be issued  - litigation settlement                                       -                -           1,250
    Net loss                                                                            (6,518)               -          (6,518)
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                                                          (29,300)          (5,864)         26,903
    Issuance of common stock/treasury stock  - acquisitions                               (353)             711             120
    Common stock to be issued - acquisitions                                                 -                -             345
    Net loss                                                                           (15,030)               -         (15,030)
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                                                          (44,683)          (5,153)         12,338
    Issuance of common stock/treasury stock  - acquisitions                               (601)             771             281
    Issuance of common stock with notes payable                                              -                -           1,047
    Repurchase of common stock                                                               -          (12,271)        (12,271)
    Issuance of common stock                                                                (8)              14             919
    Financing costs from issuance of redeemable, convertible preferred stock                 -                -          (2,254)
    Accretion of dividends on redeemable, convertible preferred stock                   (1,400)               -          (1,400)
    Exercise of stock options                                                                -                                3
    Net loss                                                                           (30,353)                         (30,353)
-------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                                                        $ (77,045)      $  (16,639)      $ (31,690)
================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)


                                                                                         Years ended September 30
                                                                              -----------------------------------------------
                                                                                  1996             1995             1994
                                                                              -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                           $ (30,353)       $ (15,030)       $ (4,118)
       Adjustments to reconcile loss from
          continuing operations to net cash flows
          from operating activities:
          Depreciation and amortization                                          19,686           10,493            6,451
          Noncash interest expense                                                1,340              655              352
          Noncash portion of litigation provision                                     -                -            1,250
          Loss on disposition of assets                                           1,369              944              711
          Changes in assets and liabilities, net of acquisitions:
             Trade receivables, inventories and other assets                      7,133            6,667           (5,113)
             Accounts payable, accrued compensation and other liabilities          (729)          (1,789)             454
             Accrued interest and income taxes receivable/payable                   632              (60)             260
             Deferred income taxes                                                3,234            1,304                -
--------------------------------------------------------------------------------------------------------------------------
       Net cash flows from continuing operations                                  2,312            3,184              247
       Net cash flows from discontinued operations                               (1,005)            (951)          (1,336)
--------------------------------------------------------------------------------------------------------------------------
    Net cash flows from operating activities                                      1,307            2,233           (1,089)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                                 (2,072)          (1,440)          (1,993)
    Payments for purchases of companies, net of cash acquired                         -                -          (12,131)
    Proceeds from sales of marketable securities and SSG note                         -            1,171              975
--------------------------------------------------------------------------------------------------------------------------
    Net cash flows from investing activities                                     (2,072)            (269)         (13,149)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debt                                                            (19,454)          (4,092)          (5,840)
    Issuance of preferred stock                                                  37,747                -                -
    Issuance of common stock                                                          -                -               40
    Purchases of treasury stock, net                                            (12,271)               -             (226)
    Advances under line of credit                                                 7,486           12,070           22,238
    Repayments under line of credit                                             (11,287)         (11,400)         (16,636)
--------------------------------------------------------------------------------------------------------------------------
    Net cash flows from financing activities                                      2,221           (3,422)            (424)
--------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                           1,456           (1,458)         (14,662)

Cash and cash equivalents at beginning of period                                     81            1,539           16,201
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $   1,537        $      81        $   1,539
==========================================================================================================================

The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)


                                                                                         Years ended September 30
                                                                              -----------------------------------------------
                                                                                  1996             1995             1994
                                                                              -------------    -------------    -------------
SUPPLEMENTAL DISCLOSURES:
Cash paid (refunded) for:
    Interest                                                                      $  5,368        $   4,157         $  3,837
=============================================================================================================================
    Income taxes                                                                  $     72        $       1         $   (337)
=============================================================================================================================
In conjunction with the acquisition of the stock or assets of certain entities, the following liabilities were assumed as follows:
       Fair value of assets acquired                                              $      -        $       -         $ 45,039
       Cash paid for the acquisitions, net of cash acquired                              -                -           (7,356)
       Imputed interest                                                                  -                -              352
       Debt issued for the acquisitions                                                  -                -          (27,345)
       Common stock issued for the acquisitions                                          -                -           (4,660)
----------------------------------------------------------------------------------------------------------------------------
Liabilities assumed                                                               $      -        $       -         $  6,030
=============================================================================================================================
Payment of employment contract with issuance of stock                             $      -        $     119         $      -
=============================================================================================================================
Contingent shares issuable for additional acquisition costs                       $      -        $     345         $    445
=============================================================================================================================
Reduction in 7% debt as a result of common stock sale                             $    956        $       -         $      -
=============================================================================================================================
Reduction in 9 1/4% debt as a result of issuance of Notes                         $  8,593        $       -         $      -
=============================================================================================================================
Reduction in 7% debt as a result of indemnity claim settlement                    $      -        $   1,224         $  3,507
=============================================================================================================================


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

     Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's industry is subject to significant fluctuations in prices and technologies.

     Cash and Cash Equivalents. The Company considers all liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Reserves for cost in excess of net realizable value are determined periodically by comparing sales prices and volumes to cost and quantity of inventory on hand.

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

New Accounting Standards

         In 1997, the Company will be required to adopt SFAS No. 123, Accounting for Stock-Based Compensation. However, the Company has decided to continue to account for employee stock options under Accounting Principles Board Opinion No. 25. This standard will be effective for transactions entered into after October 1, 1996. The primary impact of this standard will be to disclose the fair market value of equity issued to employees and third parties.

NOTE B - ACQUISITIONS

Micro-C Corporation ("Micro-C")

         Effective September 30, 1992, the Company acquired all of the outstanding Common Stock of Micro-C, a recycler of integrated circuits for the electronics industry. The purchase price consisted of $10,949 in cash and the issuance of the 7% Notes in the original principal amount of $7,379. Additionally, the purchase agreement provided for the issuance of up to approximately 447 shares of the Company's Common Stock valued at $11.20 per share (subject to anti-dilution adjustments) to the sellers over a three year period commencing in 1993. In fiscal 1996, 1995 and 1994, the Company issued 82, 77 and 61 shares, respectively in connection with the fiscal 1995, 1994 and 1993 operating results. Pursuant to the terms of a settlement agreement, the remaining 227 shares will not be issued.

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

Century Computer Marketing ("Century")

         Effective March 1, 1994, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Century. Century is a distributor of new and refurbished spare parts to the computer maintenance market, supporting the products of over 500 manufacturers. Pursuant to the terms of the Asset Purchase Agreement, the total consideration paid to Century was approximately $29,000 in cash, $2,000 in Common Stock of the Company and an additional $2,700 in Common Stock of the Company. The Company financed the acquisition of Century with proceeds from a five year $25,000 senior term loan and internally generated cash.

         All acquisitions have been accounted for by the purchase method of accounting, and accordingly each purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of the acquisitions. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill amortizable over 40 years. The contingent consideration was recorded as additional goodwill when the related contingencies were resolved and the consideration was determined. Goodwill from the Micro-C and FRS acquisitions has been written off. See Note F -- Intangibles and Other Assets.

         The estimated fair value of assets and liabilities as of the date of the acquisitions are summarized as follows:


                                                  MICRO-C         FRS        CENTURY
-------------------------------------------------------------------------------------
Current assets                                  $  4,911      $  3,588      $  8,545
Machinery and equipment                              497         1,082           947
Identifiable intangible and other assets           4,000           142         3,578
Goodwill                                          15,444         7,625        31,730
Liabilities                                      (12,302)       (7,135)       (5,630)
                                              ---------------------------------------
                                               $  12,550      $  5,302     $  39,170
                                              =======================================

         The following table presents the unaudited pro forma results of operations of the Company for the year ended September 30, 1994, assuming the Century acquisitions had occurred on October 1, 1993.

                                                                 1994
                                                              (unaudited)
------------------------------------------------------------------------------
Net revenues                                                   $ 137,236
Gross Profit                                                      32,988
Operating income                                                   2,315
Earnings (loss) from continuing operation before tax              (3,510)
Net income (loss)                                                 (6,151)
Net income (loss) per share                                    $   (0.82)


NOTE C - DISCONTINUED OPERATIONS

         Commencing in 1990, the Company began to discontinue its sporting goods operations and divest itself of the related assets. Effective September 30, 1992, the Company announced that its remaining sporting goods operations would be accounted for as discontinued operations and the remaining assets would be sold. As of September 30, 1994, no material assets remained related to the discontinued operations. During 1994, management revised the estimated reserve for remaining contractual and contingent obligations resulting in a provision for loss on disposal of $2,400. Such obligations and contingencies relate primarily to a leased building, reserves for helmet litigation, and estimation of liabilities due to an income tax dispute. (See Note M of the Notes to Consolidated Financial Statements -- Commitments and Contingencies).

NOTE D - INVENTORIES

         Inventories at September 30, 1996 and 1995 consisted of the following:

                                    1996                 1995
----------------------------------------------------------------------
Spare and repair parts            $   395             $   535
Work in process                        59                 253
Finished goods                      3,644               3,233
                                  ------------------------------------
Total inventories                 $ 4,098             $ 4,021
                                  ====================================

NOTE E - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at September 30, 1996 and 1995 consisted of the following:

                                                        ESTIMATED
                                                           LIFE                1996         1995
--------------------------------------------------------------------------------------------------
Furniture, fixtures and equipment                        3 - 5 year         $ 7,150     $ 7,801
Leasehold improvements                                   1 - 5 years            949         707
                                                                           -----------------------
                                                                              8,099       8,508
Less accumulated depreciation and amortization                               (3,288)     (2,756)
                                                                           -----------------------
Total property, plant and equipment                                         $ 4,811     $ 5,752
                                                                           =======================

         The Company leases office, processing and warehousing facilities under various operating leases through 2001. Future minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year for the fiscal year ending September 30 are as follows: 1997 - $1,789; 1998 - $1,676; 1999 - $1,592; 2000 - $842; 2001 - $104. Rent expense was approximately
$1,246, $1,662, and $1,393 for the years ended September 30, 1996, 1995 and
1994, respectively.

NOTE F - INTANGIBLES AND OTHER ASSETS

         Intangibles and other assets at September 30, 1996 and 1995 consisted of the following:

                                                    1996       1995
-------------------------------------------------------------------
Goodwill                                         $31,730    $50,152
Database valuation                                 1,462      1,462
Debt issuance costs                                1,485      1,939
Other                                                620        832
Less accumulated amortization                     (2,800)    (3,601)
                                                 ------------------
                                                 $32,497    $50,784
                                                 ==================

         Due to the deterioration of the pricing levels in the integrated circuit market in the latter part of fiscal 1996 and their related negative effects on the Company's business prospects, management charged the remaining balance of goodwill related to the acquisition of Micro-C, totaling $16,580, to operations in the fourth quarter of fiscal 1996. Also, upon the completion of a major corporate reorganization in the third quarter of fiscal 1995, management charged the remaining balance of goodwill related to the acquisition of FRS, totaling $7,407, to operations in fiscal 1995. These charges were determined necessary as management estimated that the amortization of the respective goodwill balances over their remaining lives would not be recovered through the projected non-discounted future cash flows over their respective remaining amortization periods. Other reductions of goodwill related to the reduction of the notes payable due to the sellers of Micro-C as a result of a favorable arbitration award in April 1995. (See Note G -- Long-Term Debt.)

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

NOTE G - LONG-TERM DEBT

Long-term debt consists of the following:

                                                       1996          1995
---------------------------------------------------------------------------
Revolving line of credit                             $  6,342     $  9,295
Senior term loan                                            -       19,000
9-1/4% Senior subordinated notes                            -        8,724
10% Senior subordinated notes                           9,043            -
7-3/4% Convertible subordinated debentures             10,326       10,299

7% Subordinated convertible promissory notes            1,692        2,648
Capital lease financing                                   413          826
                                                     ----------------------
                                                       27,816       50,792
Less current portion of long-term debt                 (1,974)      (6,700)
                                                     ----------------------
                                                     $ 25,842     $ 44,092
                                                     ======================

Bank Financing

         In March 1996, in conjunction with the successful recapitalization of the Company ("Recapitalization"), the Company's operating subsidiary, Aurora Electronics Group, Inc. ("AEG"), entered into a the Credit Agreement with a group of financial institutions (lenders) which provides for up to $35,000 of borrowings. The Credit Agreement consists of borrowings totaling $15,000 for working capital purposes, and $20,000 ($18,000 at September 30, 1996) that may be used to repay outstanding debt and for approved future acquisitions. All borrowings under the Credit Agreement are secured by substantially all of the assets of AEG.

         The term of the Credit Agreement is five years. The availability of the $20,000 portion of the Facilities is reduced by $1,000 each quarter commencing June 1996, with the remainder due and payable at maturity. The Facilities also provide for mandatory prepayments in the event of asset sales, new stock or debt financing and extraordinary receipts. The interest rate will be based on LIBOR plus 2.75% or the Bank's Base Rate plus 1.25%, with interest rate adjustments based on the ratio of total funded senior debt to the Company's earnings before interest, taxes, amortization and depreciation.

         AEG failed to meet certain of the financial covenants imposed by the Credit Agreement for the year ended September 30, 1996. The lenders waived compliance for failure to meet certain of the fiscal 1996 covenants. Effective December 31, 1996, the lenders have issued modified covenants for two years through September 30, 1998. The covenants include minimum levels of earnings and interest coverage (as defined) and stipulate maximum levels of leverage (as defined).

         In connection with the Credit Agreement, the Company's largest shareholder agreed to guarantee up to $3,000 of AEG borrowings. In consideration for the guarantee, the shareholder will receive warrants to purchase up to 1,397 shares of common stock. at an exercise price of $2.075 per share. The number of shares under warrant is determined based on the length of time the guarantee remains in force and the price may be adjusted lower due to antidulution provisions in the warrant agreements. (See Note J of the Notes to Consolidated financial Statements -- Stockholders' Equity.)

10% Senior Subordinated Notes

         In connection with the Recapitalization, the Company issued 10% Notes to its largest shareholder with a face value of $10 million due September 30, 2001. The Notes are shown net of the value of 607 shares of common stock issued simultaneously with the Notes. Interest on the Notes is payable on March 31 and September 30 of each year beginning September 30, 1996 through maturity. The proceeds of the Notes were used to repay the 9-1/4% Senior Subordinated Notes due November 1996. (See Note J of the Notes to Consolidated Financial Statements -- Stockholders' Equity.)

7-3/4% Convertible Subordinated Debentures

         The 7-3/4% Convertible Subordinated Debentures mature April 15, 2001 ("Convertible Debentures") and are shown net of unamortized discount of approximately $125 and $152 at September 30, 1996 and 1995, respectively. The Company is required to make partial sinking fund payments of approximately $117 and $2,516 in 1999 and 2000, respectively. The Convertible Debentures are convertible into Common Stock of the Company at a conversion price, subject to adjustment in certain instances, of $11.66 per share, and are redeemable at the option of the Company at face value plus accrued interest thereon. Interest on the 7-3/4% Debentures is payable on April 14 and October 14 of each year through maturity.

7% Subordinated Convertible Promissory Notes

         In connection with the acquisition of Micro-C, the Company issued 7% Notes to the sellers aggregating approximately $7,379. In April 1995, the Company was awarded in arbitration a final settlement which reduced the outstanding balance of the notes to $2,648. Interest on the 7% Notes is payable on March 31 and September 30 of each year beginning March 31, 1993 through maturity. The remaining principal balance of the 7% Notes is due in monthly installments totaling $74 beginning September 30, 1996 through September 30, 1997, and a final installment of $804 due September 30, 1997. The 7% Notes are convertible into shares of the Company's Common Stock at a rate of $11.20 per share, subject to certain adjustments as defined in the note agreements.

Other Long-term Debt

         Additional long-term debt consists primarily of secured equipment financing and capital lease obligations with interest rates ranging from 8.9% to 12.9%, due in monthly installments through 1999.

         Aggregate maturities of long-term debt for the fiscal years ending September 30 are as follows: 1997 - $1,974, 1998 - $90, 1999 - $168, 2000 -
$2,516 and 2001 - $23,068.

NOTE H - INCOME TAXES

         The provision for income taxes for the years ended September 30, 1996, 1995 and 1994 consists of the following:

                                                                   FOR THE YEARS ENDED SEPTEMBER 30
                                                                   1996           1995         1994
-------------------------------------------------------------------------------------------------------
Current provision (benefit)     - Federal                       $       --    $       --    $       --
                                - State                                 --            --            --
                                                                ---------------------------------------
   Total current provision                                              --            --            --
                                                                ---------------------------------------
Deferred provision (benefit):
Net operating loss generated                                        (4,895)       (3,193)       (2,639)
Net reversal of non-deductible accruals and reserves                   768           213         1,935
Reserve method for allowance for doubtful accounts                      83          (146)         (174)
Depreciation                                                         1,467           276          (623)
Goodwill amortization                                                  532           616            --
Deferred benefit not currently recognized                            2,045         2,234         1,501
Increase in non-utilization of deferred tax asset due to
     uncertainty of recovery                                         3,234         1,304            --
Other                                                                   72            16            --
                                                                ---------------------------------------
   Total deferred provision                                          3,306         1,320            --
                                                                ---------------------------------------
   Total federal income tax provision exclusive of
   discontinued operations                                      $    3,306    $    1,320    $       --
                                                                =======================================

         The provision (benefit) for income taxes in the accompanying consolidated statements of operations differs from the amount of tax based on the statutory federal income tax rate as follows:

                                                                 FOR THE YEARS ENDED SEPTEMBER 30
                                                                 1996           1995         1994
--------------------------------------------------------------------------------------------------
Provision (benefits) for income taxes at statutory rate       $ (9,196)    $ (4,661)     $ (1,400)
Nondeductible expenses                                           5,794        3,227           331
Deferred benefit not currently recognized                        2,045        2,234         1,501
Permanent effect of book/tax adjustments                         1,747           --            --
Increase in non-utilization of deferred tax asset due to
uncertainty                                                      3,234        1,304            --
State taxes, net of Federal benefit                               (614)        (823)         (253)
FSC benefit                                                         --           --           (75)
Reversal of Riddell book gain                                       --           --            --
Other                                                              296           39          (104)
                                                              ------------------------------------
   Total provision for income taxes                           $  3,306     $  1,320      $     --
                                                              ====================================

      The components of the Company's deferred income tax benefit as of September 30, 1996 and 1995 are as follows:

                                                              1996        1995
--------------------------------------------------------------------------------
Reserves for discontinued operations                     $   1,232    $   1,679
Net operating loss carryforwards - current                      --        1,576
Allowance for doubtful accounts and notes                      640          723
Inventory reserves                                             318          499
Non-deductible accruals                                      1,102        1,400
Valuation allowance - current                               (2,792)      (4,345)
                                                         -----------------------
  Current deferred income tax benefit                          500        1,532
                                                         -----------------------
Depreciation                                                (1,115)         352
Net operating loss carryforwards - long-term                14,152        7,681
Capital loss carryback                                       3,218        3,218
Tax credits                                                    158           --
Goodwill amortization                                       (1,148)        (616)
Valuation allowance - long-term                            (15,265)      (8,433)
                                                         -----------------------
  Long-term deferred income tax benefit                         --        2,202
                                                         -----------------------
                                                         $     500    $   3,734
                                                         =======================



         At September 30, 1996, the Company had tax basis net operating losses ("NOLs") of approximately $39,400 available to offset future ordinary taxable income. The utilization of the Company's NOLs will be substantially limited due to the Recapitalization. These carryforwards begin to expire during 2007. The income tax benefit related to these NOLs, as well as to certain reserves recorded by the Company, have been reflected in the deferred income tax asset accounts to the extent they are considered realizable.

         A valuation allowance is provided against the deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance for the portion of the deferred tax asset that is not likely to be realized within approximately the next fiscal year based on Management's best estimate of results of operations for that upcoming period.

NOTE I - REDEEMABLE CONVERTIBLE PREFERRED STOCK

         Concurrent with the Recapitalization, the Company issued 400 shares of Redeemable Convertible Preferred Stock to its largest shareholder. The shares have a par value of $.01 per share and were issued for $100 per share. The Preferred Stock has a liquidation preference of $100 per share plus accrued and unpaid dividends. The dividends accrue at 7% per annum. The Preferred Stock (including all unpaid dividends) is convertible into common stock of the Company at a conversion price of $2.125 per share, subject to antidilusion adjustments. The Preferred Stock is subject to mandatory redemption by the Company on September 30, 2006 at the price of $100 per share plus all accrued and unpaid dividends to the redemption date. The holders of the Preferred Stock have voting rights equivalent to the holders of common stock on an "as converted" basis.

NOTE J - STOCKHOLDERS' EQUITY

         The Company has 1,000 shares of authorized $.01 par value preferred stock, with none issued or outstanding. The Company has 50,000 shares of authorized $.03 par value Common Stock with 10,486 shares issued and 5,743 shares outstanding at September 30, 1996, (compared to 8,062 and 7,501, respectively, at September 30, 1995).

         In October 1995, the Company sold 340 shares of Common Stock to investors in a private placement of equity securities in exchange for proceeds totaling $883, net of issuance costs. Proceeds from the offering were used to make the principal payment due September 30, 1996 on the 7% notes payable.

         In March 1996, the Company completed its comprehensive plan to recapitalize the Company, pursuant to which the Company (a) sold (i) 400 shares of Redeemable Convertible Preferred Stock, $.01 par value, to WCAS and certain other investors for an aggregate purchase price of $40,000 and (ii) 607 shares of Common Stock, along with a $10,000 10% Senior Subordinated Note due September 2001, to WCAS Capital Partners II, L.P. ("WCAS CP II") for an aggregate purchase price of $10,000, and (b) repurchased 4,268 shares of the Company's Common Stock, $.03 par value at $2.875 per share pursuant to a tender offer for up to 6,500 shares of Common Stock.

         To obtain a waiver of noncompliance with certain covenants as of June 30, 1996 from the bank lender, the Company obtained WCAS' limited guarantee of up to $3 million in revolving indebtedness and, if drawn upon, up to $9 million in acquisition-related indebtedness under the Credit Agreement. In return, the Company granted WCAS, and its affiliates, warrants that, if fully vested, would give WCAS, and its affiliates, the right to buy a number of shares equal to the indebtedness guaranteed divided by the lower of the Common Stock price on the date the guarantees were initially issued or on certain anniversary dates. The warrants vest 20% on issuance, 20% on June 1, 1997, 20% on March 1, 1998 and 100% if at any time the bank calls the guarantees. The guarantees will be released, and unvested warrants will expire, if and when the Company returns to full compliance with the original financial covenants under the Credit Agreement.

         In connection with AEG's prior Senior Credit Agreement dated May 1994, and the Third Amendment effective September 30, 1995 which was repaid in full as part of the Recapitalization. The Company issued Warrants to the lenders to acquire 397 shares of common stock at $2.18 per share.

NOTE K - EMPLOYEE STOCK AND SAVINGS PLANS

         Employee stock purchase plan. Effective October 1, 1994, the Company established an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's Common Stock may be purchased at three-month intervals at 85% of the lower of the fair market value on the first or the last day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. At September 30, 1996, 350 shares were reserved for future issuance.

         Savings plan. The Company has a savings plan, which qualifies under
Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pretax salary, but not more than statutory limits. The Company contributes a discretionary amount, set by the Board of Directors, for each dollar contributed by a participant, with a maximum of 6% of participant earnings. The Company's matching contribution to the savings plan was $252, $279 and $161 for the years ended September 30, 1996, 1995 and 1994, respectively.

         Stock option plan. The Company has a stock option plan for directors, officers, and key employees which provides for incentive and nonqualified stock options. A committee comprised of disinterested directors determines the option price (not less than the fair market value of the stock at the date of grant). The options generally expire ten years from the date of grant and vest over five years. As of September 30, 1996, options for 4,031 shares were issued and 1,377 shares were available for future grants under the plan. Options for 200 shares were issued outside the Stock Option Plan. The new stock option plan was instituted at the time of the Recapitalization. At that time, the Company offered to exchange options issued under prior stock option plans for options under the new plan at the market price per share ($2.125) at the time of the Recapitalization.


                                                     OUTSTANDING OPTIONS
                                         --------------------------------------
                                            SHARES       RANGE OF OPTION PRICES
                                         (in thousands)
                                         --------------------------------------
Outstanding at September 30, 1993           585              $6.40 - 11.75
Granted                                     487               7.00 -  8.13
Exercised                                    (5)              7.00 -  7.50
Forfeited                                   (99)              7.00 -  8.13
                                         --------------------------------------
Outstanding at September 30, 1994           967               6.40 - 11.75
Granted                                   1,130               3.38 -  4.50
Forfeited                                  (953)              7.00 -  8.13
                                         --------------------------------------
Outstanding at September 30, 1995         1,145               3.38 - 11.75
Granted                                   4,901               2.13 -  4.19
Exercised                                    (1)              2.13
Forfeited                                (2,013)              3.38 - 11.75
                                         --------------------------------------
Outstanding at September 30, 1996         4,031               2.13 - 11.75
                                         ======================================


NOTE L - FAIR VALUE INFORMATION

         The following disclosure of the estimated fair value of financial instruments at September 30, 1996 and 1995 is made in accordance with the requirements of SFAS No. 107 "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         The carrying amounts of cash and cash equivalents, short - term investments, trade receivables, and accounts payable are a reasonable estimate of their fair value. The carrying amount of long-term debt approximates fair value because the obligations either bear interest at floating rates, or compare favorably with fixed rate obligations that would be available to the Company.

         The fair value information presented herein is based on pertinent information available to management as of September 30, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE M - COMMITMENTS AND CONTINGENCIES

Discontinued operations

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

         Pursuant to a Tax Indemnity Agreement entered into between the Company and Sport Supply Group, Inc. ("SSG") in connection with the SSG Public Offering, the Company agreed to indemnify SSG against certain consolidated income tax liabilities of the Company incurred prior to the SSG Public Offering. The Company does not believe that amounts paid, if any, pursuant to these agreements will have a material effect on the results of operations and financial condition of the Company.

Class Action Settlement

         In connection with the settlement of a class action complaint, the parties reached agreement on the terms of a settlement, which required the Company to contribute $250 in cash and $1,250 in Common Stock priced at the issuance date. The balance of the settlement ($1,500 in cash) would be funded by the Company's insurer. The settlement was approved on September 5, 1995. The Company will issue the settlement stock after proofs of claims have been filed and verified as entitling the holders thereof to a share of the settlement proceeds.

NOTE N - EXPORT SALES AND MAJOR CUSTOMERS

         Export sales to customers in foreign countries amounted to approximately $21,192, $28,032 and $15,600 in fiscal 1996, 1995 and 1994, respectively. Revenues from the Company's foreign operations approximated $9,278, $10,109 and $8,100 in 1996, 1995 and 1994, respectively. In fiscal 1996, one customer accounted for approximately 19% of sales. No customer accounted for 10 percent or more of sales in fiscal 1995 and 1994.

NOTE O - TRANSACTIONS WITH RELATED PARTIES

         The Company's Chairman and Chief Executive Officer and its former President are owners of EOS Capital, Inc. ("EOS"), a private capital firm previously retained by the Company for consulting and investment banking services. During the first quarter of fiscal 1994, the Company did not pay these individuals salaries as they were not employees of the Company until January 1, 1994. The Company paid EOS $45 for consulting and investment banking services for the first quarter of fiscal 1994. Additionally, the Company paid $21 during the same period for reimbursement of incurred expenses. Effective January 1, 1994, these individuals became employees of the Company.

         To obtain a waiver of noncompliance with certain financial covenants under the Credit Agreement, in September 1996, the Company obtained WCAS' limited guarantee of up to $3 million in revolving indebtedness and, if drawn upon, up to $9 million in acquisition-related indebtedness under the Credit Agreement. In return, the Company granted WCAS warrants that, if fully vested, would give WCAS the right to buy a number of shares equal to the indebtedness guaranteed divided by the lower of the Common Stock price on the date the guarantees were initially issued or on certain anniversary dates. The warrants vest 20% on issuance, 20% on June 1, 1997, 20% on March 1, 1998 and 100% if at any time the bank calls the guarantees. The guarantees will be released, and unvested warrants will expire, if and when the Company returns to full compliance with the original financial covenants under the Credit Agreement.

SCHEDULE II

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                              AMOUNTS IN THOUSANDS


                                                                        Additions
                                                             -----------------------
                                              Balance at     Charged to   Charges to
                                             beginning of    costs and      other                      Balance at end
                                               period         expenses     accounts     Deductions        of perid
                                             ----------------------------------------   ----------     --------------
FOR THE YEAR ENDED SEPTEMBER 30, 1996
  Allowance for doubtful accounts            $ 1,414        $    410      $    -         $    615 (1)    $  1,209
                                             ========       ========      ======         ========        ========

  Reserve for discontinued operations        $ 4,073        $      -      $    -         $  1,005        $  3,068
                                             =======        ========      ======         ========        ========

FOR THE YEAR ENDED SEPTEMBER 30, 1995
  Allowance for doubtful accounts            $ 1,046        $    857      $    -         $    489 (1)    $  1,414
                                             =======        ========      ======         ========        ========

  Reserve for discontinued operations        $ 5,024        $      -      $    -         $    951        $  4,073
                                             =======        ========      ======         ========        ========

FOR THE YEAR ENDED SEPTEMBER 30, 1994
  Allowance for doubtful accounts            $   788        $    205      $  300 (2)     $    247 (1)    $  1,046
                                             ========       ========      ======         ========        ========

  Reserve for discontinued operations        $ 5,166        $  2,400      $    -         $  2,542        $  5,024
                                             ========       ========      ======         ========        ========


(1)      Uncollectible accounts written off, net of recoveries
(2)      Century Acquisition

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the directors of the Company is set forth under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders currently expected to be held March 25, 1997, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information regarding the Company's compensation of its executive officers is under the caption "Executive Compensation" contained in the Proxy Statement for the Annual Meeting of Stockholders currently expected to be held March 25, 1997, which is incorporated herein by reference except that information in subsections titled "Report of Compensation Committee and the Stock Option Committee on Executive Compensation" and "Performance Graph" of such section are not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding security ownership of certain beneficial owners and management is under the caption "Security Ownership of Management and Principal Stockholders" contained in the Proxy Statement for the Annual Meeting of Stockholders currently expected to be held March 25, 1997, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding transactions with the Company's executive officers and directors is under the caption "Transactions with Management and Related Parties" contained in the Proxy Statement for the Annual Meeting of Stockholders currently expected to be held March 25, 1997, which is incorporated herein by reference.

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

Dated:  December 30, 1996

                                         AURORA ELECTRONICS, INC.


                                         By: /s/John P. Grazer
                                             ___________________________________
                                             John P. Grazer, President and Chief
                                             Financial Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 30, 1996 by the following persons on behalf of the registrant and in the capacities indicated.

      SIGNATURE                                             TITLE
___________________________       ______________________________________________

    /s/ Jim C. Cowart             Director, Chairman and Chief Executive Officer
___________________________       (Principal Executive Officer)
        Jim C. Cowart

    /s/ John P. Grazer            President and Chief Financial Officer
___________________________       (Principal Accounting and Financial Officer)
        John P. Grazer

    /s/ Harvey B. Cash            Director
___________________________
        Harvey B. Cash

    /s/ Amin J. Khoury            Director
___________________________
        Amin J. Khoury

    /s/ David A. Lahar            Director
___________________________
        David A. Lahar

    /s/ Thomas E. McInerney       Director
___________________________
        Thomas E. McInerney

    /s/ Richard H. Stowe          Director
___________________________
        Richard H. Stowe

    /s/ William H Watkins         Director
___________________________
        William H. Watkins


                                INDEX TO EXHIBITS

Exhibit
Number                              Description of Exhibits
--------       -----------------------------------------------------------------
 3.1           The Restated Certificate of Incorporation of the Company, as
               amended (incorporated by reference from Exhibit 3.1 to the
               Company's Transition Report on Form 10-K for the transition period from December 31, 1991 to September 30, 1992).

 3.2 Bylaws of the Company, as amended (incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form
               S-8 (Registration No. 33-79426)).

 4.1           Indenture between the Company and MBank Dallas, National
               Association relating to the Company's 7-3/4% Convertible
               Subordinated Debentures due 2001, including form of Debenture (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-2
               (Registration No. 33-4276)).

 4.2           First Supplemental Indenture relating to the Company's 7-3/4%
               Convertible Subordinated Debentures, dated December 1, 1987, between the Company and MTrust Corp., National Association, appointing MTrust Corp. as successor trustee to MBank Dallas
               (incorporated by reference from Exhibit 4.2 to the Company's
               Annual Report on Form 10-K for the fiscal year ended September
               30, 1993).

 4.3           Tripartite Agreement relating to the Company's 7-3/4% Convertible
               Subordinated Debentures, dated as of January 7, 1990, by and among MTrust Corp., National Association, Ameritrust Texas N.A., and the Company (incorporated by reference from Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

 4.4           Second Supplemental Indenture relating to the Company's 7-3/4%
               Convertible Subordinated Debentures, dated to be effective as of November 30, 1992, between the Company and Society National
               Bank (incorporated by reference from Exhibit 4.4 to the Company's
               Post-Effective Amendment No. 1 to Registration Statement on Form
               S-3 (No. 33-32377)).

*4.5           Certificate of Designations, Preferences and Rights of
               Convertible [__] Preferred Stock dated March 1996 relating to
               400,000 shares of Preferred Stock.

 4.6           Common Stock Purchase Warrant (Paribas), Form of Warrant to
               Purchase 94,903 Shares of Common Stock of Aurora Electronics,
               Inc., dated May 12, 1994, issued to each of Banque Paribas and Banque Indosuez (incorporated by reference from Exhibit 4.2 to the Company's Report on Form 8-K dated May 26, 1994).



Exhibit
Number                              Description of Exhibits
--------       -----------------------------------------------------------------
   4.7         Common Stock Warrant (Lender) Banque Indosuez, Form of
               Warrant to Purchase Shares of Common Stock of Aurora
               Electronics, Inc., dated May 12, 1994, issued to each of Banque
               Paribas, Banque Indosuez and Union Bank (incorporated by
               reference from Exhibit 4.3 to the Company's Report on
               Form 8-K dated May 26, 1994).

  *4.8         Aurora Electronics, Inc. Common Stock Purchase Warrant, dated
               September 30, 1996, issued to Welsh, Carson, Anderson & Stowe
               VII, L.P.

  *4.9         Aurora Electronics, Inc. Common Stock Purchase Warrant, dated
               September 30, 1996, issued to WCAS Capital Partners II, L.P.

  *4.10 Form of Aurora Electronics, Inc. Common Stock Purchase Warrant, issued to Welsh, Carson, Anderson & Stowe VII, L.P.

  *4.11 Form of Aurora Electronics, Inc. Common Stock Purchase Warrant, issued to WCAS Capital Partners II, L.P.

  10.1         Aurora Electronics, Inc. 1993 Stock Option Plan, as amended by
               Amendment No. 1 dated to be effective as of March 1, 1994 and by Amendment No. 2 dated to be effective as of March 1, 1994
               (incorporated by reference from Exhibit 4.3 to the Company's
               Registration Statement on Form S-8 (Registration No. 33-79426)).

  10.2 Aurora Electronics, Inc. 1996 Stock Option Plan (incorporated by reference from Exhibit 10.19 to the Company's Form 10-Q for the quarter ended June 30, 1996).

  10.3 Form of Indemnification Agreement entered into between the Company and each of the directors of the Company (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 *10.4 Letter Agreement, dated October 22, 1996, between the Company and John P. Grazer relating to employment.


Exhibit
Number                              Description of Exhibits
--------       -----------------------------------------------------------------
  10.5         Letter Agreement, dated March 1, 1994, between the Company and
               Jim C. Cowart relating to employment (incorporated by reference from Exhibit 10.5 to the Company's Annual Report on Form 10-K
               for the fiscal year ended September 30, 1994).

  10.5.1       Letter Agreement, dated May 18, 1995, between the Company and
               Jim C. Cowart relating to employment (incorporated by reference from Exhibit 10.5.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995)

  10.8 Standard Multi-Tenant Net Lease, dated November 3, 1992, by and between Sorrento Mesa Properties, Inc. and Micro-C Corporation
               (now Aurora Electronics Group, Inc.) (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).



Exhibit
Number                              Description of Exhibits
--------       -----------------------------------------------------------------
 10.9          Standard Industrial Lease - Net, dated March 27, 1984, by and between Northgate Investment Company (now David Pick) and
               Repair Services, Inc. (now Aurora Electronics Group, Inc.)
               (incorporated by reference from Exhibit 10.8 to the Company's
               Annual Report on Form 10-K for the fiscal year ended September
               30, 1993).

 10.10         Standard Industrial / Commercial Single Tenant Lease - Net dated
               November 30, 1994, by and between The Equitable Life Assurance
               Society of the United States and Aurora Electronics Group, Inc.
               (incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

 10.11         Standard Lease Agreement dated October 27, 1992, by and between
               Crow-Brindell-Mitchell and Aurora Electronics Group, Inc. as
               Assignee of CCB Computer Brokers, Inc. d/b/a Century Computer
               Services, Inc. (incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

 10.12         Lease Agreement Shelby Distribution Center dated November 11,
               1994 by and between J. Shea Leatherman, William A. Leatherman,
               Jr., Irwin L. Zanone and Aurora Electronics Group, Inc.
               (incorporated by reference from Exhibit 10.11 to the Company's
               Annual Report on Form 10-K for the fiscal year ended September
               30, 1994).

 10.13 Lease dated July 14, 1988, by and between American National Bank and Trust Company of Chicago and BSN Corp. (now Aurora
               Electronics, Inc.) (incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

 10.14 Form of Tax Indemnity Agreement by and between the Company and SSG (incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1991).

 10.15 Stock Purchase Agreement, dated as of September 30, 1992, by and among the Company, Robert E. Morris and Norma J. Morris, Trustees of the Robert and Norma Morris Family Trust and The Robert and
               Norma Morris Charitable Remainder Unitrust (incorporated by reference from Exhibit 2.1 to Form 8-K filed on October 19,
               1992).


Exhibit
Number                              Description of Exhibits
--------       -----------------------------------------------------------------
 10.16         Merger Agreement and Plan of Reorganization, dated September 12,
               1993, by and between the Company and FRS, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on
               Form 8-K, dated October 15, 1993).

 10.17 Asset Purchase Agreement, dated March 15, 1994 to be effective as of March 1, 1994, as amended, by and among the Company, Aurora
               Electronics Group, Inc. and CCB Computer Brokers, Inc. and CCM
               Computers International, Ltd. (incorporated by reference from
               Exhibit (b)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

 10.18 Aurora Electronics, Inc. 401-K Plan (incorporated by reference from Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).

 10.19         Securities Purchase Agreement among Aurora Electronics, Inc.,
               Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Capital Partners
               II, L.P. and the Several Purchasers Named Therein, dated February
               21, 1996, incorporated by reference from Exhibit (b)(2) of the Company's Issuer Tender Offer Statement on Schedule 13E-4, which was filed with the Securities and Exchange Commission on February
               23, 1996.

 10.20         Aurora Electronics Inc. Offer to Purchase for Cash up to
               6,500,000 Shares of Its Common Stock at $2.875 Per Share, dated
               February 23, 1996, incorporated by reference from Exhibit (a)(1) of the Company's Issuer Tender Offer Statement on Schedule 13E-4, which was filed with the Securities and Exchange Commission on February 23, 1996.

 10.21         Credit Agreement among Aurora Electronics Group, Inc., as
               Borrower, the Guarantors Named Therein, the Lenders Named therein and Chemical Bank, N.A., as Agent, dated March 29, 1996
               (incorporated by reference from Exhibit 10.21 to the Company's
               Report on Form 8-K dated March 29, 1996).

 10.22         $15,000,000 Tranche A Note between Aurora Electronics Group,
               Inc., as Maker, and Chemical Bank, N.A., as Lender, dated March
               29, 1996 (incorporated by reference from Exhibit 10.22 to the Company's Report on Form 8-K dated March 29, 1996).

 10.23         $20,000,000 Tranche B Note between Aurora Electronics Group,
               Inc., as Maker, and Chemical Bank, N.A., as Lender, dated March
               29, 1996 (incorporated by reference from Exhibit 10.23 to the Company's Report on Form 8-K dated March 29, 1996).



Exhibit
Number                              Description of Exhibits
--------       -----------------------------------------------------------------
 10.24         Pledge Agreement among Aurora Electronics Group, Inc.,
               Aurora Electronics, Inc. and Chemical Bank, N.A., dated March
               29, 1996 (incorporated by reference from Exhibit 10.24
               to the Company's Report on Form 8-K dated March 29,
               1996).

 10.25         Security Agreement among Aurora Electronics Group, Inc.,
               Aurora Electronics, Inc. and Chemical Bank, N.A., dated March
               29, 1996 (incorporated by reference from Exhibit 10.25 to the Company's Report on Form 8-K dated March 29,
               1996).

 10.26 Security Agreement and Mortgage -- Patents and Trademarks among Aurora Electronics Group, Inc., Aurora Electronics, Inc.
               and Chemical Bank, N.A., dated March 29, 1996
               (incorporated by reference from Exhibit 10.26 to the Company's Report on Form 8-K dated March 29, 1996).

 10.27         Assignment for Security (Patents) among Aurora Electronics
               Group, Inc., as Assignor, and Chemical Bank, as Assignee, dated March 29, 1996 (incorporated by reference from Exhibit 10.27 to the Company's Report on Form 8-K dated
               March 29, 1996).

 10.28         Assignment for Security (Patents) among Aurora Electronics,
               Inc., as Assignor, and Chemical Bank, as Assignee, dated March
               29, 1996 (incorporated by reference from Exhibit 10.28 to the Company's Report on Form 8-K dated March 29,
               1996).

 10.29         Assignment for Security (Trademarks) among Aurora
               Electronics Group, Inc., as Assignor, and Chemical Bank, as
               Assignee, dated March 29, 1996 (incorporated by reference from
               Exhibit 10.29 to the Company's Report on Form 8-K dated
               March 29, 1996).

 10.30         Assignment for Security (Trademarks) among Aurora
               Electronics, Inc., as Assignor, and Chemical Bank, as Assignee, dated March 29, 1996 (incorporated by reference from Exhibit 10.30 to the Company's Report on Form 8-K dated
               March 29, 1996).

*10.31         Registration Rights Agreement, among Aurora Electronics, Inc.,
               Welsh, Carson, Anderson & Stowe VII, L.P., and WCAS Capital
               Partners II, L.P., dated March 29, 1996.

*10.32         Aurora Electronics, Inc. 10% Senior Subordinated Note due
               September 30, 2001, by Aurora Electronics, Inc. as payor to WCAS
               Capital Partners II, L.P., as payee, dated March 29, 1996.

*10.33         Financial Support Agreement, among Aurora Electronics, Inc.,
               Aurora Electronics Group, Inc., Welsh, Carson, Anderson & Stowe
               VII, L.P., and WCAS Capital Partners II, L.P., dated as of
               September 30, 1996.

*10.34         Limited (Overadvance) Guarantee, made by Welsh, Carson, Anderson
               & Stowe, VII, L.P. and WCAS Capital Partners II, L.P., each a
               Guarantor, and collectively, the Guarantors, in favor of The
               Chase Manhattan Bank (formerly known as Chemical Bank), as Agent for the Lenders, dated as of September 30, 1996.

*10.35         Limited (Acquisition) Guarantee, made by Welsh, Carson, Anderson
               & Stowe, VII, L.P. and WCAS Capital Partners II, L.P., each a
               Guarantor, and collectively, the Guarantors, in favor of The
               Chase Manhattan Bank (formerly known as Chemical Bank), as Agent for the Lenders, dated as of September 30, 1996.

*10.36         Form of Note, Aurora Electronics Group, Inc. 10% Senior
               Subordinated Note due September 30, 2001, by Aurora Electronics
               Group, Inc. as payor.

*10.37         Amendment No. 1 to Registration Rights Agreement, among Aurora
               Electronics, Inc. and the parties listed on Schedule I thereto, dated as of September 30, 1996.

*11            Computation of Earnings Per Share



Exhibit
Number                              Description of Exhibits
--------       -----------------------------------------------------------------

21.1           Subsidiaries of the Company:
                                                             JURISDICTION
                    NAME                                   OF INCORPORATION
               ----------------------------                ----------------
               Aurora Electronics Group, Inc.                California
               Aurora Electronics Limited                    United Kingdom
               Micro-C (Barbados) Ltd.                       Barbados

*23.1          Consent of Arthur Andersen LLP
*27            Financial Data Schedule

--------------------
*Filed herewith.