Form 10-Q
period 1996-12-29
AURORA ELECTRONICS INC
filed 1997-02-11
CIK 319237

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


       (MARK ONE)
          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from __________ to __________

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

                              Yes  [x]    No  [ ]



              Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of February 7, 1997:


   Title of Each Class of Common Stock                     Number Outstanding
   -----------------------------------                     ------------------
      Common Stock, $0.03 par value                         5,742,523 shares

                                     INDEX

                                                                                                                 PAGE
                                                                                                                 ----
PART I.             FINANCIAL INFORMATION
Item 1.             Financial Statements
                    Consolidated Balance Sheets as of December 29, 1996 and September 30,                         3
                       1996
                    Consolidated Statements of Operations for the Three Months Ended                              4
                       December 29, 1996 and December 31, 1995
                    Consolidated Statements of Cash Flows for the Three Months Ended                              5
                       December 29, 1996 and December 31, 1995
                    Notes to Unaudited Consolidated Financial Statements                                          6
Item 2.             Management's Discussion and Analysis of Financial Condition and                               7
                       Results of Operations

PART II.            OTHER INFORMATION                                                                             9
Signatures                                                                                                       10
Index to Exhibits                                                                                                11

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)


                                                                                  December 29,    September 30,
                                                                                       1996           1996
                                                                                  ------------    -------------
                                                   ASSETS

Current assets:
  Cash and cash equivalents                                                        $    135         $  1,537
  Trade receivables, net                                                              7,646            8,629
  Inventories                                                                         4,411            4,098
  Deferred income taxes                                                                 500              500
  Other current assets                                                                  582              716
----------------------------------------------------------------------------------------------------------------
Total current assets                                                                 13,274           15,480

Property, plant and equipment, net                                                    5,398            4,811
Intangible and other assets                                                          32,124           32,497
----------------------------------------------------------------------------------------------------------------
                                                                                   $ 50,796         $ 52,788
================================================================================================================


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                                $  1,979         $  1,974
  Accounts payable                                                                    7,772            8,465
  Accrued compensation                                                                1,141            1,912
  Accrued interest                                                                      598              433
  Current portion of reserve for discontinued operations                                702              702
  Other current liabilities                                                           1,517            1,384
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            13,709           14,870

Reserve for discontinued operations                                                   2,252            2,366
Long-term debt                                                                       27,439           25,842

Redeemable convertible preferred stock                                               42,100           41,400
Stockholders' equity:
  Common stock, 10,486 shares issued                                                    315              315
  Additional paid-in capital                                                         61,680           61,679
  Accumulated deficit                                                               (80,060)         (77,045)
  Treasury stock, at cost, 4,743 shares                                             (16,639)         (16,639)
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          (34,704)         (31,690)
----------------------------------------------------------------------------------------------------------------
                                                                                   $ 50,796         $ 52,788
================================================================================================================


The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                                                    Three months ended
                                                                             ---------------------------------
                                                                             December 29,         December 31,
                                                                                 1996                 1995
                                                                             ------------         ------------
Net revenues                                                                   $17,248              $29,920
Cost of sales                                                                   13,379               21,928
--------------------------------------------------------------------------------------------------------------
Gross profit                                                                     3,869                7,992

Selling, general and administrative expenses                                     5,063                6,248
Amortization of intangible assets                                                  251                  366
--------------------------------------------------------------------------------------------------------------
Operating loss                                                                  (1,445)               1,378

Interest expense                                                                  (901)              (1,250)
Other income (expense), net                                                         22                   21
--------------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                                          (2,324)                 149

Provision for income taxes                                                          (8)                  45
--------------------------------------------------------------------------------------------------------------
Net loss                                                                        (2,316)                 104

Dividends on preferred stock                                                      (700)                   0
--------------------------------------------------------------------------------------------------------------
Net loss available for common stockholders                                     ($3,016)                $104
==============================================================================================================

Net loss per share of common stock                                              ($0.48)               $0.01
==============================================================================================================

Weighted average number of common and common equivalent shares                   6,273                9,997
==============================================================================================================

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                                                 Three months ended
                                                                                         ----------------------------------
                                                                                         December 29,          December 31,
                                                                                             1996                  1995
                                                                                         ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                          ($2,316)              $  104
    Adjustments to reconcile net income (loss) to
      net cash flows from continuing operations:
      Depreciation and amortization                                                              722                  957
      Changes in assets and liabilities, net of acquisitions:
        Trade receivables, inventories and other assets                                          859                2,156
        Accounts payable and other liabilities                                                (1,331)                (537)
        Accrued interest and income taxes deferred, receivable or payable                        (56)                 905
----------------------------------------------------------------------------------------------------------------------------
    Net cash flows from continuing operations                                                 (2,122)               3,585

    Net cash flows from discontinued operations                                                 (114)                (239)
----------------------------------------------------------------------------------------------------------------------------
  Net cash flows from operating activities                                                    (2,236)               3,346
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                                                  (631)                (194)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt                                                                              (116)              (1,037)
  Changes in borrowings under line of credit                                                   1,581                 (745)
----------------------------------------------------------------------------------------------------------------------------
  Net cash flows from financing activities                                                     1,465               (1,782)
----------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                       (1,402)               1,370

Cash and cash equivalents at beginning of period                                               1,537                   81
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                    $  135              $ 1,451
============================================================================================================================

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

         Certain information in footnote disclosure normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Aurora Electronics, Inc. 1996 Annual Report on Form 10-K.

NOTE B.  EARNINGS PER SHARE OF COMMON STOCK

         Earnings per share of common stock is based upon the weighted average number of common and common equivalent shares outstanding, less cumulative dividends to holders of the Company's preferred stock. Outstanding stock options and warrants are treated under the treasury stock method as common stock equivalents when dilution results from their assumed exercise. The Company's Redeemable, Convertible Preferred Stock, 7-3/4% Convertible Subordinated Debentures due April 15, 2001, and 7% Subordinated Convertible Promissory Notes (the "7% Notes") due September 30, 1997, were not common stock equivalents at the time of issuance and are therefore not included in the calculation of primary earnings per share. Fully diluted net earnings per share is not presented as it is anti-dilutive.

NOTE C.  INVENTORIES

         Inventories consisted of the following:

                                                              DECEMBER 29, 1996            SEPTEMBER 30, 1996
                                                              -----------------            ------------------
Spare and repair parts                                             $   369                         $   395
Work in process                                                         43                              59
Finished goods and purchased product                                 3,999                           3,644
                                                                   -------                         -------
  Total inventories                                                 $4,411                          $4,098
                                                                    ======                          ======

NOTE D.    WARRANTS

         The Company received from its largest shareholder a limited guarantee of up to $8 million in revolving indebtedness in order to obtain from its lenders a waiver of noncompliance and amendments to certain covenants related to its lending facilities. The guarantee also includes up to $4 million in additional acquisition-related indebtedness under the facilities, should the Company consummate an acceptable business acquisition. In return, the Company granted this shareholder and its affiliates warrants that if fully vested, would give the shareholder and its affiliates the right to buy a number of shares equal to the indebtedness guaranteed divided by the lower of the Common Stock price on the date the guarantees were initially issued or on certain anniversary dates. The warrants vest 20% on issuance, 20% on June 1, 1997, 20% on March 1, 1998 and 100% if at any time the bank calls the guarantees. The guarantees will be released, and unvested warrants will expire, if and when the Company returns to full compliance with the original financial covenants under the Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (In thousands)
OVERVIEW

         Aurora Electronics, Inc. (the "Company" or "Aurora") operates in one business segment providing spare parts distribution and electronics recycling services to major personal computer manufacturers and field service organizations. Aurora operates worldwide, with facilities in the United States, Canada, United Kingdom and the Netherlands.

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995

         Net revenues for the first quarter of fiscal 1997 were $17,248 as compared to $29,920 in net revenues for the corresponding quarter in the prior fiscal year. The Company's decline in revenues was due to the significant decline in revenues from electronics recycling services ($6,672 or 57.6%) and spare parts distribution ($6,170 or 35.8%) which was offset by a slight gain in revenues from repair services. The decline of revenues in electronics recycling is due primarily to a substantial industry wide decline in selling prices in dynamic random access memory and other integrated circuits. The decline in revenues from spare parts distribution was due primarily to the decrease in orders from a major customer.

         Gross profit for the first quarter of fiscal 1997 was $3,870 (22.4% of net revenues), as compared to $7,991 in gross profit (26.7% of net revenues) for the first quarter of fiscal 1996. The decrease in gross profit was due primarily to the decline in revenues from electronics recycling and spare parts distribution mentioned above.

         Selling, general and administrative expenses for the first quarter of fiscal 1997 were $5,314 (30.8% of net revenues), as compared to $6,614 (22.1% of net revenues) for the same quarter of the prior fiscal year. The decrease in the amount of these expenses was primarily due to efficiencies obtained in the recently completed merging of the Company's formerly separate divisions. The increase as a percent of revenues was due to the significant decline in revenues noted above. Amortization expense for the first quarter of fiscal 1997 was $251 compared to $366 for the first quarter of fiscal 1996. The decrease was due to the write-off in the fourth quarter of fiscal 1996 of goodwill related to the acquisition of Micro-C Corporation.

         Net interest expense for the first quarter of fiscal 1997 was $901 or 5.2% of revenues as compared to $1,250 or 4.2% of revenues for the same period in fiscal 1996. The decrease in interest expense is due to the reduced debt levels which resulted from the recapitalization of the Company completed in the second quarter of fiscal 1996.

         Provision for income taxes for the first quarter of fiscal 1997 was a credit of $8 as compared to a charge of $45 for the first quarter of fiscal 1996.

         Net loss available for common stockholders for the quarter was $3,016, as compared to net income of $104 for the first quarter of fiscal 1996. The loss in the quarter is the result of operating losses from electronics recycling and spare parts distribution.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment, and required debt principal payments. The Company's working capital deficit was $436 as of December 29, 1996 compared to working capital of $610 as of September 30, 1996. The primary reason for the working capital deficit is due to the Company's focus of applying all available cash to the working capital revolving credit facility.

         As of December 29, 1996, the Company had insufficient collateral to support borrowings under its Credit Agreement dated March 29, 1996. The major shareholder of the Company has agreed to support the Company with $8 million of additional collateral. Consideration for this additional collateral is in the form of warrants to buy additional shares of Common Stock of the Company (see Note D above).

         Other than the funds for the remaining discontinued operations, the Company had no material capital commitments at December 29, 1996.

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

          Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Inapplicable.

ITEM 5.   OTHER INFORMATION

          Inapplicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                   Item                                                Page
                   ----                                                ----

         (a)(1)    Exhibit 11 - Computation of Per Share Loss           12
         (a)(2)    Exhibit 27 -- Financial Data Schedule                13

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AURORA ELECTRONICS, INC.


February 11, 1997                  By:  /s/ John P. Grazer
                                       -----------------------------------
                                            John P. Grazer,
                                            President and Chief Financial
                                            Officer
                                            (Principal Financial Officer)


February 11, 1997                  By:  /s/ Jonathan Shultz
                                       -----------------------------------
                                            Jonathan Shultz,
                                            Vice President - Finance and
                                            Administration
                                            (Principal Accounting Officer)

                               INDEX TO EXHIBITS

   Item                                 Description of Exhibits                                       Page
-------------       --------------------------------------------------------------------------      ---------
Exhibit 11           Computation of Per Share Earnings                                                 12
Exhibit 27           Financial Data Schedule -- Article 5 of Regulation S-X                            13