Form 10-K405/A
period 1996-09-30
AURORA ELECTRONICS INC
filed 1997-02-12
CIK 319237

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                         -----------------------------

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

                         -----------------------------

                         COMMISSION FILE NUMBER 0-9725

                            AURORA ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     75-1539534
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

            2030 MAIN STREET, SUITE 1120, IRVINE, CALIFORNIA  92614
             (Address of principal executive offices)      (Zip Code)
      Registrant's telephone number, including area code:  (714) 660-1232

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class          Name of each exchange on which registered:
-------------------------------    ------------------------------------------
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

         Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of December 20, 1996.


      Title of Each Class of Common Stock              Number of Outstanding
      -----------------------------------              ---------------------
          Common Stock, $.03 par value                      5,742,523


                      DOCUMENTS INCORPORATED BY REFERENCE

                  Document                            Part of the Form 10-K
   -----------------------------------                ---------------------
   Proxy Statement for the 1997 Annual                       Part III
          Meeting of Stockholders

===============================================================================

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and executive officers of the Company as of December 20, 1996 were as follows:

 OFFICER
 DIRECTOR/EXECUTIVE NAME             AGE                     PRESENT POSITION                          SINCE
 -----------------------             ---                     ----------------                          -----
 Jim C. Cowart                       45     Chairman of the Board and Chief Executive                  1992
                                                Officer
 Harvey B. Cash                      58     Director                                                   1993
 Amin J. Khoury                      57     Director                                                   1993
 David A. Lahar                      39     Director                                                   1992
 Thomas E. McInerney                 55     Director                                                   1996
 Richard H. Stowe                    53     Director                                                   1996
 William H. Watkins, Jr.             55     Director                                                   1983
 John P. Grazer                      42     President and Chief Financial Officer                      1993
 Richard A. Kain                     58     Senior Vice President - North American                     1995
                                              Operations
 George M. Korchinsky                55     Managing Director - European Operations and                1996
                                              Senior Vice President
 Amir Asadi                          38     Vice President - Information Systems                       1996
 Jonathan Shultz                     36     Vice President - Finance and Administration                1996
 Stephen F. Weber                    45     Vice President - Marketing                                 1996

-------------------------------------------

JIM C. COWART, since December 31, 1992, has served as the Chairman of the Board and Chief Executive Officer of the Company and formerly served as Vice President of Strategic Development of the Company. Since February 1992, Mr. Cowart has served as Chairman of EOS Capital, Inc., a private capital firm
which has been, from time to time, retained by the Company.   Mr. Cowart is
also a director of B/E Aerospace, Inc. ("BEAV" - NASD), a leading manufacturer of aircraft cabin interior products. Mr. Cowart has been a director of the Company since October 1992. Mr. Cowart and Mr. Cash are first cousins.

HARVEY B. CASH, from June 1985 to present, has been a general partner of InterWest Partners III, and from June 1989 to present, Mr. Cash has been a general partner of InterWest Partners IV, both of which are venture capital firms. Mr. Cash, since December 1983, has also been a general partner of Berry Cash Southwest Partnership, a venture capital firm. Mr. Cash is a director of Cirrus Logic, Inc. ("CRUS" - NASD), a semiconductor company; Cyrix Corporation ("CYRX" - NASD), a manufacturer and distributor of math co-processors; and ProNet, Inc., ("PNET" - NASD), a distributor of medical pagers and electronic tracking systems. Mr. Cash has served as a director of the Company since September 1993. Mr. Cash and Mr. Cowart are first cousins.

AMIN J. KHOURY, since July 1987, has served as Chairman of the Board of B/E Aerospace, Inc. ("BEAV" - NASD), a leading manufacturer of aircraft cabin interior products. From July 1987 until March 1996, Mr. Khoury also served as Chief Executive Officer of B/E Aerospace, Inc. Mr. Khoury is Chairman of the Board of Directors of Applied Extrusion Technologies, Inc. ("AETC" - NASD), a manufacturer of packaging films, polymer nets and other specialty products. Since July 1994, Mr. Khoury has also served as director of Brooks Automation, Inc., a supplier of wafer handling systems on modules for the electronics industry. Mr. Khoury has been a director of the Company since January 1993, with the exception of the period from approximately July 1, 1993 to November 23, 1993.

DAVID A. LAHAR, since February 1992 has served as President of EOS Capital, Inc., a private capital firm which has been, from time to time, retained by the Company. From December 31, 1992 until July 1996, Mr. Lahar also served as the President of the Company and formerly served as the Chief Financial Officer of the Company. Mr. Lahar has been a director of the Company since October 1992.

THOMAS E. MCINERNEY, since 1987, has been a general partner of Welsh, Carson, Anderson & Stowe and has been a general partner of the respective sole general partners of its associated limited partnerships. Mr. McInerney, since 1988, has served as a Director of DecisionOne Holdings Corp. ("DOCI" - NASD), and from 1994 to 1995, served as its Chairman. Mr. McInerney is also a director of Bisys Group, Inc. ("BSYS" - NASD). Mr. McInerney has been a director of the Company since March 1996.

RICHARD H. STOWE, since 1979, has been a general partner of Welsh, Carson, Anderson & Stowe and has been a general partner of the respective sole general partners of its associated limited partnerships. Mr. Stowe is a director of EmCare Holdings Inc. ("EMCR" - NASD), a provider of physician services management in hospital emergency departments; Medaphis Corporation ("MEDA" -
NASD), a provider of accounts receivable management services to hospital-affiliated physicians and hospitals; Health Management Systems, Inc.("HMSY" - NASD), a provider of revenue enhancement services for health care providers and payors, and several private companies. Mr. Stowe has been a director of the Company since March 1996.

WILLIAM H. WATKINS, JR., since December 1971, has been a partner and certified public accountant with Watkins, Watkins & Keenan, a certified public accounting firm. Mr. Watkins is a director of Sport Supply Group, Inc. ("GYM" - NYSE), a leading direct marketer of sporting goods and athletic equipment. Mr. Watkins has been a director of the Company since 1983.

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


ITEM 11.    EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to the compensation paid by the Company to the Named Executive Officers during fiscal 1996, 1995 and 1994:

                                                                                  LONG TERM
                                                                                COMPENSATION
                                                                                   AWARDS
                                                                                -------------
                                                  ANNUAL COMPENSATION            SECURITIES
                                 FISCAL        ------------------------          UNDERLYING         ALL OTHER
 NAME AND PRINCIPAL POSITION      YEAR         SALARY             BONUS          OPTIONS (#)      COMPENSATION (1)
 ---------------------------     ------        ------             -----         -------------     ----------------
 Jim C. Cowart,                   1996      $ 190,961             $ 10,534        1,334,954 (3)          $  1,928
   Chairman of the Board          1995        168,080              112,742 (2)       66,000 (4)             4,126
   and Chief Executive            1994        124,519               60,000           20,000                 4,324
   Officer

 David A. Lahar, (5)              1996      $ 186,793             $ 10,534          671,546 (6)          $  1,915
   President                      1995        166,238              114,742 (2)       66,000 (4)             3,775

                                  1994        124,519               60,000           20,000                 2,794

 John P. Grazer,                  1996      $ 170,936             $ 10,514          899,668 (7)          $  3,963
   President and Chief            1995        143,322              106,425 (2)       66,000 (4)             4,893
   Financial Officer              1994        133,384               50,000           20,000                 3,406


 Harold Haagsma, (8)              1996      $ 149,808             $ 50,083           67,027 (9)          $  3,404
   President, Asset Recovery      1995        145,000               58,875           16,000 (4)             5,387
   Services, a division of AEG    1994        123,616               32,639           20,000                 3,916

 Richard A. Kain                  1996      $ 144,616             $ 36,000          100,000 (10)            4,726
   Senior Vice President,         1995         45,000                3,125           20,000 (4)                --
   North American Operations      1994             --                   --               --                    --

 William H. McMahon, Jr., (11)    1996      $ 206,093              $67,347           19,805 (12)         $  5,985
   President, Century Division    1995        167,231               71,139           40,000 (4)          $  5,020
   a division of AEG              1994         61,385               15,250           35,000                    --

-------------------------------------------

(1) The amounts disclosed in this column consist only of Company contributions under the Company's 401(k) plan.

(2) In connection with the completion of the recapitalization of the Company on March 29, 1996, Messrs. Cowart, Lahar and Grazer received bonuses in the amounts of $112,000, $114,000 and $105,000, respectively, in respect of 1995 performance that became payable in the event that a satisfactory recapitalization of the Company was obtained.

(3) During May 1996, Mr. Cowart surrendered for cancellation all of his outstanding options to purchase shares of Common Stock, and he was issued replacement options under the Company's 1996 Stock Option Plan (the "1996 Plan") to purchase an aggregate of 1,334,954 shares of Company Common Stock consisting of 288,387 Tranche A Options, 288,387 Tranche A1 Options, 379,090 Tranche B Options and 379,090 Tranche C Options.

(4) During May 1995, the Compensation and Stock Option Committee of the Board of Directors offered each optionee the opportunity to surrender for cancellation his or her outstanding options and replace such outstanding options with non-qualified stock options to acquire eighty percent (80%) of the number of shares of the Company's Common Stock as canceled, at a price per share equal to twenty-five cents ($0.25) over the closing price of the Company's Common Stock on May 15, 1995.

(5)     Mr. Lahar resigned from the Company effective August 1, 1996.

(6) During May 1996, Mr. Lahar surrendered for cancellation all of his outstanding options to purchase shares of Common Stock, and he was issued replacement options under the 1996 Plan to purchase an aggregate of 671,546 shares of Company Common Stock, consisting of 288,387 Tranche A Options, 288,387 Tranche A1 Options, 94,772 Tranche B Options. Mr. Lahar's options expire, unless earlier exercised, on July 31, 2001.

(7) During May 1996, Mr. Grazer surrendered for cancellation all of his outstanding options to purchase shares of Common Stock, and he was issued replacement options under the 1996 Plan to purchase an aggregate of 899,668 shares of Company Common Stock, consisting of 154,987 Tranche A Options, 154,987 Tranche A1 Options, 294,847 Tranche B Options and 294,847 Tranche C Options.

(8)     Mr. Haagsma resigned from the Company effective November 1, 1996.

(9) During May 1996, Mr. Haagsma surrendered for cancellation all of his outstanding options to purchase shares of Common Stock, and he was issued replacement options under the 1996 Plan to purchase an aggregate of 67,027 shares of Company Common Stock, consisting of 58,000 Tranche A Options, 9,027 Tranche B Options. Mr. Haagsma's options expire, unless earlier exercised, on July 30, 1997.

(10) During May 1996, Mr. Kain surrendered for cancellation all of his outstanding options to purchase shares of Common Stock, and he was issued replacement options under the 1996 Plan to purchase an aggregate of 100,000 shares of Company Common Stock, consisting of 3,000 Tranche A Options, 20,973 Tranche B Options and 76,027 Tranche C Options.

(11)    Mr. McMahon resigned from the Company effective June 28, 1996.

(12) During May 1996, Mr. McMahon surrendered for cancellation all of his outstanding options to purchase shares of Common Stock, and he was issued replacement options under the 1996 Plan to purchase an aggregate of 19,805 shares of Company Common Stock, consisting of 14,800 Tranche A Options, 5,005 Tranche B Options. Mr. McMahon's options expire, unless earlier exercised, on March 31, 1997.

COMPENSATION OF DIRECTORS

         Each non-employee director receives $2,500 for each quarter that such person serves as a director of the Company. Officers of the Company do not receive any fees for serving on the Board of Directors. Non-employee directors are automatically granted nonqualified stock options to purchase 25,000 shares of Common Stock upon election to the Board of Directors and options to purchase 5,000 shares of Common Stock on the date of each annual meeting of the Company's stockholders when such non-employee director has served on the Board of Directors for the immediately preceding 181 consecutive days, has agreed to serve as a director upon such re-election and is re-elected to the Board of Directors. All directors are entitled to reimbursement for expenses incurred for attendance at each meeting.

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

         John P. Grazer. Mr. Grazer and the Company entered into an employment letter effective as of October 22, 1996, pursuant to which he currently serves as President and Chief Financial Officer of the Company. Under the employment letter, Mr. Grazer receives an annual base salary and an incentive bonus based upon certain financial performance targets of the Company. If the Company terminates Mr. Grazer's employment without cause (as defined in the letter), Mr. Grazer's compensation will continue for fifteen (15) months. In the event of a change of control of the Company that leads to Mr. Grazer's termination, Mr. Grazer's compensation will continue for a period of fifteen (15) months, and his stock options will vest immediately (unless otherwise determined by the Compensation Committee).

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         General. Harvey B. Cash, Thomas E. McInerney (Chairman) and Richard H. Stowe served on the Compensation and Stock Option Committee of the Board of Directors during the last fiscal year. Neither Mr. Cash, Mr. McInerney nor Mr. Stowe are current or former officers or employees of the Company.

         During fiscal 1996, Jim C. Cowart (Chairman of the Board and Chief Executive Officer of the Company) served as a director and member of the compensation committee of the Board of Directors of B/E Aerospace, Inc. Amin
J. Khoury, a director of the Company, is Chairman of the Board of B/E Aerospace, Inc.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table and notes thereto set forth certain information with respect to the beneficial ownership of the Company's Common Stock as of January 31, 1997 by (i) each of the "Named Executive Officers" (as defined in Regulation S-K to the 1933 Securities Act, as amended), (ii) each director of the Company, (iii) each beneficial owner of more than 5% of the Company's Common Stock and (iv) all executive officers and directors of the Company as a group.

         Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned:


                                                                                AMOUNT AND           PERCENT OF
                                                          CLASS OF         NATURE OF BENEFICIAL     OUTSTANDING
 NAME AND ADDRESS OF BENEFICIAL OWNER                       STOCK             OWNERSHIP (1)           SHARES
 -----------------------------------------              ------------       --------------------     -----------
 Harvey B. Cash*                                        Common Stock             150,368 (2)              ***
 Jim C. Cowart*/**                                      Common Stock             537,022 (3)             2.19%
 John P. Grazer**                                       Common Stock             238,586 (4)              ***
 Harold Haagsma**                                       Common Stock              67,027 (5)              ***
 Richard A. Kain**                                      Common Stock              14,143 (6)              ***
 Amin J. Khoury*                                        Common Stock              41,250 (7)              ***
 David A. Lahar*                                        Common Stock             692,833 (8)             2.82%
 Thomas E. McInerney*                                   Common Stock          18,192,284 (9)            74.07%
 William H. McMahon, Jr.**                              Common Stock              23,898(10)              ***
 Richard H. Stowe*                                      Common Stock          18,180,519(11)            74.02%
 William H. Watkins, Jr.*                               Common Stock              38,250(12)              ***
 WCAS Capital Partners II, L.P.                         Common Stock             738,295(13)             2.99%
     320 Park Avenue, Suite 2500
     New York, NY  10022-6815
 Welsh, Carson, Anderson & Stowe VII, L.P.              Common Stock          20,985,513(13)(14)        74.19%
     320 Park Avenue, Suite 2500
     New York, NY  10022-6815
 WCAS Information Partners, L.P.                        Common Stock             235,294(13)(14)          ***
     320 Park Avenue, Suite 2500
     New York, NY  10022-6815
 Directors and Executive Officers                       Common Stock          23,836,995(15)            79.62%
     as a group (9 persons)
-------------------------------------------

*    Director

**   Named Executive Officer

***  Less than one percent

(1) Sole voting and investment power unless otherwise indicated, subject to community property laws where applicable. Shares of Common Stock that can be acquired through the conversion of Convertible Preferred Stock are deemed outstanding for the purpose of computing the percentage of beneficial ownership. Shares of Common Stock that were not outstanding but that could be acquired through the exercise of stock options or the conversion of convertible debentures within 60 days of January 31, 1997 are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by a particular person. However, such shares are not deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

(2)     Includes (i) currently exercisable stock options to purchase
        36,250 shares of the Company's Common Stock, (ii) 2,000 shares of the Company's Convertible Preferred Stock directly owned by Mr. Cash, which if converted, represents 94,118 shares of Common Stock and (iii) 20,000 shares of Common Stock owned by Mr. Cash.

(3)     Includes (i) currently exercisable stock options to purchase
        395,175 shares of the Company's Common Stock, (ii) 2,000 shares of the Company's Convertible Preferred Stock directly owned by Mr. Cowart, which if converted, represents 94,118 shares of Common Stock and (iii) 47,729 shares of Common Stock owned by Mr. Cowart.

(4)     Includes (i) currently exercisable stock options to purchase
        235,155 shares of the Company's Common Stock and (ii) 3,431 shares of Common Stock owned by Mr. Grazer.

(5) Includes currently exercisable stock options to purchase 67,027 shares of the Company's Common Stock.

(6)     Includes (i) currently exercisable stock options to purchase
        10,943 shares of the Company's Common Stock and (ii) 3,200 shares of Common Stock owned by Mr. Kain.

(7)     Includes (i) currently exercisable stock options to purchase
        36,250 shares of the Company's Common Stock and (ii) 5,000 shares of Common Stock owned by Mr. Khoury.

(8)     Includes (i) currently exercisable stock options to purchase
        671,546 shares of the Company's Common Stock and (ii) 21,287 shares of Common Stock owned by Mr. Lahar.

(9)     Includes (i) currently exercisable stock options to purchase
        6,250 shares of the Company's Common Stock, (ii) 1,750 shares of the Company's Convertible Preferred Stock owned directly by Mr. McInerney, which if converted, represents 82,353 shares of Common Stock, (iii) 607,211 shares of the Company's Common Stock beneficially owned by WCAS Capital Partners, II L.P., of which Mr. McInerney is a general partner of its sole general partner, (iv) 366,800 shares of the Company's Convertible Preferred Stock, which if converted, represents 17,261,176 shares of Common Stock beneficially owned by Welsh, Carson, Anderson & Stowe VII, L.P. of which Mr. McInerney is a general partner of its sole general partner and (v) 5,000 shares of the Company's Convertible Preferred Stock, which if converted, represents 235,294 shares of Common Stock beneficially owned by WCAS Information Partners, L.P. of which Mr. McInerney is a general partner of its sole general partner.

(10)    Includes (i) currently exercisable stock options to purchase
        19,805 shares of the Company's Common Stock and (ii) 4,093 shares of Common Stock owned by Mr. McMahon.

(11) Includes (i) currently exercisable stock options to purchase 6,250 shares of the Company's Common Stock, (ii) 1,500 shares of the Company's Convertible Preferred Stock owned directly by Mr. Stowe, which if converted, represents 70,588 shares of Common Stock, (iii) 607,211 shares of the Company's Common Stock beneficially owned by WCAS Capital Partners, II L.P., of which Mr. Stowe is a general partner of its sole general partner,
          (iv) 366,800 shares of the Company's Convertible Preferred Stock, which if converted, represents 17,261,176 shares of Common Stock beneficially owned by Welsh, Carson, Anderson & Stowe VII, L.P., of which Mr. Stowe is a general partner of its sole general partner and
          (v) 5,000 shares of the Company's Convertible Preferred Stock, which if converted, represents 235,294 shares of Common Stock beneficially owned by WCAS Information Partners, L.P., of which Mr. Stowe is a general partner of its sole general partner.

(12) Includes (i) currently exercisable stock options to purchase 36,250 shares of the Company's Common Stock and (ii) 2,000 shares of Common Stock owned by Mr. Watkins.

(13) Messrs. McInerney and Stowe are general partners of the respective sole general partners of WCAS Capital Partners II, L.P., Welsh, Carson, Anderson & Stowe VII, L.P. and WCAS Information Partners, L.P., and may be deemed to beneficially own the shares of Common Stock and Convertible Preferred stock owned by such partnerships.

(14) Reflects ownership of Convertible Preferred Stock, which if converted, represents shares of Common Stock beneficially owned.

(15) Includes (i) 5,999,348 shares of Common Stock issuable upon exercise of stock options, warrants and convertible debentures and
          (ii) 379,050 shares of Convertible Preferred Stock, which if converted, represents 17,837,647 shares of Common Stock.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AURORA ELECTRONICS, INC.


February 12, 1997                    By:  /s/ John P. Grazer
                                          -------------------------------
                                          John P. Grazer,
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)

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

 4.5           Certificate of Designations, Preferences and Rights of
               Convertible [__] Preferred Stock dated March 1996 relating to
               400,000 shares of Preferred Stock.

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

   4.8         Aurora Electronics, Inc. Common Stock Purchase Warrant, dated
               September 30, 1996, issued to Welsh, Carson, Anderson & Stowe
               VII, L.P.

   4.9         Aurora Electronics, Inc. Common Stock Purchase Warrant, dated
               September 30, 1996, issued to WCAS Capital Partners II, L.P.

   4.10 Form of Aurora Electronics, Inc. Common Stock Purchase Warrant, issued to Welsh, Carson, Anderson & Stowe VII, L.P.

   4.11 Form of Aurora Electronics, Inc. Common Stock Purchase Warrant, issued to WCAS Capital Partners II, L.P.

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

 *10.4.2 Letter Agreement, dated October 22, 1996, between the Company and John P. Grazer relating to employment.


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

 10.30         Assignment for Security (Trademarks) among Aurora
               Electronics, Inc., as Assignor, and Chemical Bank, as Assignee, dated March 29, 1996 (incorporated by reference from Exhibit 10.30 to the Company's Report on Form 8-K dated
               March 29, 1996).

 10.31         Registration Rights Agreement, among Aurora Electronics, Inc.,
               Welsh, Carson, Anderson & Stowe VII, L.P., and WCAS Capital
               Partners II, L.P., dated March 29, 1996.

 10.32         Aurora Electronics, Inc. 10% Senior Subordinated Note due
               September 30, 2001, by Aurora Electronics, Inc. as payor to WCAS
               Capital Partners II, L.P., as payee, dated March 29, 1996.

 10.33         Financial Support Agreement, among Aurora Electronics, Inc.,
               Aurora Electronics Group, Inc., Welsh, Carson, Anderson & Stowe
               VII, L.P., and WCAS Capital Partners II, L.P., dated as of
               September 30, 1996.

 10.34         Limited (Overadvance) Guarantee, made by Welsh, Carson, Anderson
               & Stowe, VII, L.P. and WCAS Capital Partners II, L.P., each a
               Guarantor, and collectively, the Guarantors, in favor of The
               Chase Manhattan Bank (formerly known as Chemical Bank), as Agent for the Lenders, dated as of September 30, 1996.

 10.35         Limited (Acquisition) Guarantee, made by Welsh, Carson, Anderson
               & Stowe, VII, L.P. and WCAS Capital Partners II, L.P., each a
               Guarantor, and collectively, the Guarantors, in favor of The
               Chase Manhattan Bank (formerly known as Chemical Bank), as Agent for the Lenders, dated as of September 30, 1996.

 10.36         Form of Note, Aurora Electronics Group, Inc. 10% Senior
               Subordinated Note due September 30, 2001, by Aurora Electronics
               Group, Inc. as payor.

 10.37         Amendment No. 1 to Registration Rights Agreement, among Aurora
               Electronics, Inc. and the parties listed on Schedule I thereto, dated as of September 30, 1996.

 11            Computation of Earnings Per Share



Exhibit
Number                              Description of Exhibits
--------       -----------------------------------------------------------------

21.1           Subsidiaries of the Company:
                                                             JURISDICTION
                    NAME                                   OF INCORPORATION
               ----------------------------                ----------------
               Aurora Electronics Group, Inc.                California
               Aurora Electronics Limited                    United Kingdom
               Micro-C (Barbados) Ltd.                       Barbados

 23.1          Consent of Arthur Andersen LLP
 27            Financial Data Schedule

--------------------
*Filed herewith.