Form 10-Q
period 1997-03-31
AURORA ELECTRONICS INC
filed 1997-05-14
CIK 319237

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------

                                    FORM 10-Q


(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                           ---------------------------

                         Commission File Number: 0-9725

                            AURORA ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                         75-1539534
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)


           9477 WAPLES STREET, SUITE 150, SAN DIEGO, CALIFORNIA 92121
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (619) 552-1213.

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

                                 Yes |X| No |_|



         Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of May 9, 1997:

      Title of Each Class of Common Stock           Number Outstanding
      -----------------------------------           ------------------
         Common Stock, $0.03 par value               5,962,523 shares

================================================================================

                                      INDEX


                                                                                   PAGE
                                                                                   ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 30, 1997 and September
                30, 1996                                                            3

              Consolidated Statements of Operations for the Three Months
                Ended March 30, 1997 and March 31, 1996                             4

              Consolidated Statements of Cash Flows for the Three Months
                Ended March 30, 1997 and March 31, 1996                             5

              Notes to Unaudited Consolidated Financial Statements                  6

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                           7

PART II.      OTHER INFORMATION                                                     10

Signatures                                                                          11

Index to Exhibits                                                                   12

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                     March 30,       September 30,
                                                                       1997               1996
                                                                  -------------      -------------
                                     ASSETS

Current assets:
       Cash and cash equivalents                                  $       1,068      $       1,537
       Trade receivables, net                                             8,711              8,629
       Inventories                                                        4,851              4,098
       Deferred income taxes                                                500                500
       Other current assets                                                 628                716
--------------------------------------------------------------------------------------------------
Total current assets                                                     15,758             15,480

Property, plant and equipment, net                                        5,743              4,811
Intangible and other assets                                              31,815             32,497
--------------------------------------------------------------------------------------------------
                                                                  $      53,316      $      52,788
==================================================================================================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                          $       1,440      $       1,974
       Accounts payable                                                  10,720              8,465
       Accrued compensation                                               1,570              1,912
       Accrued interest                                                     472                433
       Current portion of reserve for discontinued operations               702                702
       Other current liabilities                                            957              1,384
--------------------------------------------------------------------------------------------------
Total current liabilities                                                15,861             14,870

Reserve for discontinued operations                                       2,031              2,366
Long-term debt                                                           30,964             25,842

Redeemable convertible preferred stock                                   42,800             41,400
Stockholders' equity:
       Common stock, 10,706 shares issued                                   318                315
       Additional paid-in capital                                        62,086             61,679
       Accumulated deficit                                              (84,105)           (77,045)
       Treasury stock, at cost, 4,743 shares                            (16,639)           (16,639)
--------------------------------------------------------------------------------------------------
Total stockholders' equity                                              (38,340)           (31,690)
--------------------------------------------------------------------------------------------------
                                                                  $      53,316      $      52,788
==================================================================================================


The accompanying notes are an integral part of these financial statements.

                    AURORA ELECTRONICS, INC. AND SUBSIDARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                       Three months ended                Six months ended
                                                                -------------------------------   -------------------------------
                                                                March 30, 1997   March 31, 1996   March 30, 1997   March 31, 1996
                                                                --------------   --------------   --------------   --------------
Net revenues                                                    $       17,922   $       28,251   $       35,181   $       58,171
Cost of sales                                                           14,107           20,940           27,497           42,868
---------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                             3,815            7,311            7,684           15,303
Selling, general and administrative expenses                             5,786            7,197           10,849           13,444
Amortization of intangible assets                                          251              366              501              731
---------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                          (2,222)            (252)          (3,666)           1,128
Interest expense                                                        (1,048)          (3,485)          (1,949)          (4,736)
Other income (expense), net                                                (34)             (21)             (12)               1
---------------------------------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                                  (3,304)          (3,758)          (5,627)          (3,607)
Provision for income taxes                                                  41            3,405               33            3,450
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                (3,345)          (7,163)          (5,660)          (7,057)
Dividends on preferred stock                                              (700)            --             (1,400)            --
---------------------------------------------------------------------------------------------------------------------------------
Net loss available for common stockholders                      $       (4,045)  $       (7,163)  $       (7,060)  $       (7,057)
=================================================================================================================================

Net loss per share of common stock                              $        (0.61)  $        (1.14)  $        (1.07)  $        (0.87)
=================================================================================================================================

Weighted average number of common and common equivalent shares           6,681            6,297            6,571            8,147
=================================================================================================================================


The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                                      Six months ended
                                                                                             ----------------------------------
                                                                                             March 30, 1997      March 31, 1996
                                                                                             --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                               $       (5,660)     $       (7,057)
            Adjustments to reconcile net loss to
                 net cash flows from continuing operations:
                 Depreciation and amortization                                                        1,299               2,772
                 Changes in assets and liabilities, net of acquisitions:
                       Trade receivables, inventories and other assets                                 (635)              2,702
                       Accounts payable and other liabilities                                         1,486               3,228
                       Accrued interest and income taxes deferred, receivable or payable                 39               2,729
-------------------------------------------------------------------------------------------------------------------------------
            Net cash flows from continuing operations                                                (3,471)              4,374

            Net cash flows from discontinued operations                                                (335)               (537)
-------------------------------------------------------------------------------------------------------------------------------
      Net cash flows from operating activities                                                       (3,806)              3,837
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property, plant and equipment                                                   (1,661)             (1,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on debt                                                                                  190             (19,310)
      Sale of redeemable preferred shares                                                              --                37,746
      Purchases of treasury stock                                                                      --               (12,271)
      Changes in borrowings under line of credit                                                      4,808              (7,143)
-------------------------------------------------------------------------------------------------------------------------------
      Net cash flows from financing activities                                                        4,998                (978)
-------------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                                (469)              1,763

Cash and cash equivalents at beginning of period                                                      1,537                  81
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $        1,068      $        1,844
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

NOTE B.  EARNINGS PER SHARE OF COMMON STOCK

                  Earnings per share of common stock is based upon the weighted average number of common and common equivalent shares outstanding, less cumulative dividends to holders of the Company's preferred stock. Outstanding stock options and warrants are treated under the treasury stock method as common stock equivalents when dilution results from their assumed exercise. The Company's Redeemable, Convertible Preferred Stock, 7-3/4% Convertible Subordinated Debentures due April 15, 2001, and 7% Subordinated Convertible Promissory Notes due September 30, 1997 were not common stock equivalents at the time of issuance and are therefore not included in the calculation of primary earnings per share. Fully diluted net earnings per share is not presented as it is anti-dilutive.

NOTE C.  INVENTORIES

                  Inventories consisted of the following:

                                           MARCH 30, 1997       SEPTEMBER 30, 1996
                                         ------------------     ------------------
Spare and repair parts                   $              369     $              395
Work in process                                          77                     59
Finished goods and purchased product                  4,405                  3,644
                                         ------------------     ------------------
  Total inventories                      $            4,851     $            4,098
                                         ==================     ==================

NOTE D.  WARRANTS

                  The Company's largest shareholder has agreed in principle to a limited guarantee of $12,000,000 for use as additional collateral to support borrowings under its Credit Agreement dated March 29, 1996 (the "Credit Agreement") and is currently in discussions with its lenders to receive a waiver of noncompliance and amendments to certain covenants related to its lending facilities. In return, the Company granted this shareholder and its affiliates warrants that if fully vested would give the shareholder and its affiliates the right to buy a number of shares equal to the indebtedness guaranteed divided by the lower of the Common Stock price on the date the guarantees were initially issued or on certain anniversary dates. The warrants vest 20% on issuance, 20% on June 1, 1997, 20% on March 1, 1998 and 100% if at any time the bank calls the guarantees. The guarantees will be released, and unvested warrants will expire, if and when the Company returns to full compliance with the original financial covenants under the Credit Agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (In thousands)
OVERVIEW

                  Aurora Electronics, Inc. (the "Company" or "Aurora") operates in one business segment providing spare parts distribution and asset recovery services to major personal computer manufacturers and field service organizations. Aurora operates worldwide, with facilities in the United States, Canada, United Kingdom and the Netherlands.

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996

                  Net revenues for the second quarter of fiscal 1997 were $17,922 as compared to $28,251 in net revenues for the corresponding quarter in the prior fiscal year. The Company's decline in revenues was due to the significant decline in revenues from asset recovery services ($4,292 or 46.2%) and spare parts distribution ($6,154 or 32.2%). The decline of revenues in asset recovery services is due primarily to a substantial industry wide decline in selling prices in dynamic random access memory ("DRAM") and other integrated circuits. The decline in revenues from spare parts distribution was due primarily to the decrease in orders from a major customer.

                   Gross profit for the second quarter of fiscal 1997 was $3,815 (21.3% of net revenues) as compared to $7,311 in gross profit (25.9% of net revenues) for the second quarter of fiscal 1996. The decrease in gross profit was due primarily to the decline in revenues from asset recovery service and spare parts distribution mentioned above.

                  Selling, general and administrative ("SG&A") expenses for the second quarter of fiscal 1997 were $5,786 (32.3% of net revenues) as compared to $7,197 (25.5% of net revenues) for the second quarter of fiscal 1996. The decrease in the amount of these expenses was primarily due to efficiencies obtained in the merging of the Company's formerly separate divisions and the Company's cost reduction programs. The increase as a percent of revenues was due to the significant decline in revenues noted above.

                   Amortization expense for the second quarter of fiscal 1997 was $251 as compared to $366 for the second quarter of fiscal 1996. The decrease was due to the write-off in the fourth quarter of fiscal 1996 of goodwill related to the acquisition of Micro-C Corporation.

                  Net interest expense for the second quarter of fiscal 1997 was $1,048 (5.9% of net revenues) as compared to $3,485 (12.3% of net revenues) for the second quarter of fiscal 1996. The decrease in interest expense is due to the reduced debt levels which resulted from the Recapitalization of the Company completed in the same quarter of the prior fiscal year.

                  Provision for income taxes for the second quarter of fiscal 1997 was a charge of $41 as compared to a charge of $3,405 for the second quarter of fiscal 1996. The fiscal 1996 provision includes the increase of the deferred income tax valuation allowance in the amount of $3,652 due to management's determination that the deferred tax asset will not be fully realized. Management reached this conclusion as a result of the limitation in the utilization of the Company's net operating loss carryforwards caused by the change of ownership pursuant to the Recapitalization.

                  Net loss available for common stockholders for the quarter was $4,045 as compared to net loss of $7,163 for the second quarter of fiscal 1996. The loss in the current quarter is the result of operating losses from asset recovery services and spare parts distribution. The loss in fiscal 1996 was attributable primarily due to approximately $6,620 of one-time charges incurred in the second quarter of fiscal 1996 due to the Recapitalization.

COMPARATIVE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996

                  Net revenues for the first two quarters of fiscal 1997 were $35,181 as compared to $58,171 for the first two quarters of fiscal 1996. The Company's decline in revenues was due to the significant decline in revenues from asset recovery services ($10,964 or 52.5%) and spare parts distribution ($12,286 or 32.7%). The decline of revenues in asset recovery services is due primarily to a substantial industry wide decline in selling prices in dynamic random access memory and other integrated circuits. The decline in revenues from spare parts distribution was due primarily to the decrease in orders from a major customer.

                  Gross profit for the first two quarters of fiscal 1997 was $7,684 (21.8% of net revenues) as compared to $15,303 (26.3% of net revenues) for the comparable fiscal 1996 period. The decrease in gross profit was due primarily to the decrease in asset recovery services of approximately $3,024 in gross profit as compared to the same period a year ago due to the decline in the DRAM prices as discussed above and the decline in revenue from the spare parts distribution business.

                  SG&A expenses for the first two quarters of fiscal 1997 were $10,849 (30.8% of net revenues) as compared to $13,444 (23.1% of net revenues) for the comparable fiscal 1996 period. The decrease in the amount of these expenses was primarily due to efficiencies obtained in the merging of the Company's formerly separate divisions and the Company's cost reduction programs. The increase of the SG&A expenses as a percentage of revenue was due to the decline in revenue as discussed above.

                   Amortization expense for the first two quarters of fiscal 1997 was $501 (1.4% of net revenues) as compared to $731 (1.3% of net revenues) for the comparable fiscal 1996 period. The decrease was due to the write-off in the fourth quarter of fiscal 1996 of goodwill related to the acquisition of Micro-C Corporation.

                  Net interest expense for the first two quarters of fiscal 1997 was $1,949 (5.5% of net revenues) as compared to $4,736 (8.1% of net revenues) for the comparable fiscal 1996 period. The decrease in interest expense is due to the reduced debt levels which resulted from the Recapitalization of the Company completed in the same quarter of the prior fiscal year. The interest expense for the fiscal 1996 includes approximately $2,242 of one-time charges related to the early payment of indebtedness in connection with the Recapitalization.

                  Provision for income taxes for the first two quarters of fiscal 1997 was $33 ( 1% of net revenues) as compared to $3,450 (5.9% of net revenues) for the comparable fiscal 1996 period. The fiscal 1996 provision includes the increase of the deferred income tax valuation allowance in the amount of $3,652 due to management's determination that the deferred tax asset will not be fully realized. Management reached this conclusion as a result of the limitation in the utilization of the Company's net operating loss carryforwards caused by the change of ownership pursuant to the Recapitalization.

                  Net loss for the first two quarters of fiscal 1997 was $5,660 as compared to net loss of $7,057 for the comparable fiscal 1996 period. The loss in the first two quarters are the result of operating losses from asset recovery services and spare parts distribution. The loss in fiscal 1996 was attributable primarily due to approximately $6,620 of one-time charges incurred in the second quarter of fiscal 1996 due to the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment, and required debt principal payments. The Company's working capital deficit was $103 as of March 30, 1997 compared to working capital of $610 as of September 30, 1996. The primary reason for the working capital deficit is due to the Company's focus of applying all available cash to the working capital revolving credit facility.

                  As of March 30, 1997, the Company was not in compliance with certain financial covenants under the Credit Agreement. Management is currently in discussions with its lenders to amend the financial covenants of the Credit Agreement and to allow the Company to use both credit facilities. The major shareholder of the Company has agreed in principle to support the Company's efforts by providing $12 million of additional collateral in the form of a limited guarantee. In consideration for the guarantee provided by the major shareholder, the Company expects to issue warrants to the shareholder to buy additional shares of Common Stock of the Company. The Company expects the warrants to be five-year warrants to purchase a number of shares equal in value to 20% of the amount of guaranteed indebtedness divided by the current stock price. If the guarantees were ever called, the shareholder would have a warrant to purchase 100% of the guaranteed amount at the current stock price. The guarantees would be released if and when the Company returns to full compliance with the original financial covenants under the Credit Agreement (see Note D above).

                  Other than the funds for the remaining discontinued operations, the Company had no material capital commitments at March 30, 1997.

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

          Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   The Company held its annual meeting of shareholders on March 25, 1997. At the March meeting, shareholders were requested to vote on the election of Directors.

                   The results of the vote on the election of directors were as follows:

       DIRECTORS                   VOTES FOR           AUTHORITY WITHHELD
       ---------                   ---------           ------------------
       Harvey B. Cash              22,595,703                579,327

       Jim C. Cowart               22,595,653                579,377

       Amin J. Khoury              22,595,703                579,327

       David A. Lahar              22,595,703                579,327

       Thomas E. McInerney         22,595,703                579,327

       Richard H. Stowe            22,595,703                579,327

       William H. Watkins, Jr.     22,595,546                579,484

                   There were present at the annual meeting, in person or by proxy, shareholders holding 4,822,089 shares of Common Stock and 390,000 shares of Preferred Stock. The Preferred stock votes on an "as converted basis" and thus represented 18,352,941 votes at the meeting. Accordingly an aggregate of 23,175,030 votes were represented at the annual meeting in person or by proxy, or approximately 94.34% of the eligible number of votes.

ITEM 5.   OTHER INFORMATION

          Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    Item                                                  Page
                    ----                                                  ----

          (a)(1)    Exhibit 11 - Computation of Per Share Loss             13
          (a)(2)    Exhibit 27 - Financial Data Schedule                   14

                                   SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AURORA ELECTRONICS, INC.


May 14, 1997                           By: /s/ John P. Grazer
                                          --------------------------------
                                          John P. Grazer,
                                          President and Chief Financial Officer
                                          (Principal Accounting and Financial
                                          Officer)

                                INDEX TO EXHIBITS

   Item                      Description of Exhibits                        Page
----------         -----------------------------------------------------    ----

Exhibit 11         Computation of Per Share Earnings                         13

Exhibit 27         Financial Data Schedule - Article 5 of Regulation S-X     14