Form 10-Q
period 1997-06-30
AURORA ELECTRONICS INC
filed 1997-08-14
CIK 319237

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q


(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 29, 1997

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

                               Yes [X] No [ ]

Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of August 14, 1997:

           Title of Each Class of Common Stock            Number Outstanding
           Common Stock, $0.03 par value                  6,072,389 shares

                                      INDEX


                                                                                                PAGE
                                                                                                ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 29, 1997 and September 30, 1996                    3

         Consolidated Statements of Operations for the Three Months and the Nine Months
         Ended June 29, 1997 and June 30, 1996                                                     4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended June 29, 1997 and June 30, 1996                                                     5

         Notes to Unaudited Consolidated Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                 7

PART II. OTHER INFORMATION                                                                         9

Signatures                                                                                        10

Index to Exhibits                                                                                 11

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)


                                                                   June 29,         September 30,
                                                                     1997               1996
                                                                 ------------       ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                   $        831       $      1,537
     Trade receivables, less allowance for doubtful
         accounts of $1,131 and $1,209                                  7,308              8,629
     Inventories                                                        4,703              4,098
     Deferred income taxes                                                500                500
     Other current assets                                                 464                716
                                                                 ------------       ------------
         Total current assets                                          13,806             15,480

Property, plant and equipment, net                                      6,078              4,811
Intangible and other assets                                            31,957             32,497
                                                                 ------------       ------------
         Total assets                                            $     51,841       $     52,788
                                                                 ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                           $      1,220       $      1,974
     Accounts payable                                                   9,610              8,465
     Accrued compensation                                               1,292              1,912
     Accrued interest                                                     555                433
     Current portion of reserve for discontinued operations               702                702
     Other current liabilities                                          1,106              1,384
                                                                 ------------       ------------
         Total current liabilities                                     14,485             14,870

Reserve for discontinued operations                                     1,936              2,366
Long-term debt                                                         34,695             25,842

Redeemable convertible preferred stock                                 43,500             41,400
Stockholders' equity:
     Preferred stock, 1,000 shares authorized, none issued                                  --
     Common stock, 10,486 shares issued                                   325                315
     Additional paid-in capital                                        62,461             61,679
     Accumulated deficit                                              (88,922)           (77,045)
     Treasury stock, at cost, 4,743 shares                            (16,639)           (16,639)
                                                                 ------------       ------------
Total stockholders' equity                                            (42,775)           (31,690)
                                                                 ------------       ------------
         Total Liabilities and Stockholders' Equity              $     51,841       $     52,788
                                                                 ============       ============


The accompanying notes are an integral part of these financial statements.

                   AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                              Three months ended                       Nine months ended
                                                              ------------------                       -----------------
                                                      June 29, 1997       June 30, 1996       June 29, 1997       June 30, 1996
                                                      -------------       -------------       -------------       -------------

Net revenues                                          $      17,209       $      20,767       $      52,391       $      78,938
Cost of sales                                                13,978              16,141              41,475              59,010
                                                      -------------       -------------       -------------       -------------
Gross profit                                                  3,231               4,626              10,916              19,928

Selling, general and administrative expenses                  6,216               7,047              17,065              20,491
Amortization of intangible assets                               275                 366                 776               1,097
                                                      -------------       -------------       -------------       -------------
Operating loss                                               (3,260)             (2,787)             (6,925)             (1,660)

Interest expense                                             (1,039)               (738)             (2,989)             (5,474)
Other income (expense), net                                     191                  (4)                179                  (4)

                                                      -------------       -------------       -------------       -------------
Loss before provision for income taxes                       (4,108)             (3,529)             (9,735)             (7,138)
Provision for income taxes                                                          (76)                 33               3,373

                                                      -------------       -------------       -------------       -------------
Net loss                                              $(      4,108)      $(      3,453)      $(      9,768)      $(     10,511)
                                                      =============       =============       =============       =============

Dividends on preferred stock                                   (700)               (700)             (2,100)               (700)

                                                      -------------       -------------       -------------       -------------
Net loss available for common stockholders            $(      4,808)      $(      4,153)      $(     11,868)      $(     11,211)
                                                      =============       =============       =============       =============

Net loss per share of common stock                    $        (.71)      $       (0.68)      $       (1.79)      $       (1.50)
                                                      =============       =============       =============       =============

Weighted average number of common and
common equivalent shares                                      6,790               6,087               6,644               7,461


The accompanying notes are an integral part of these financial statements.

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                                                                Nine months ended
                                                                                          June 29, 1997     June 30, 1996
                                                                                          -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                        (9,768)           (10,511)
     Adjustments to reconcile net loss to net cash flows from continuing operations:
         Depreciation and amortization                                                           1,203              3,655
         Loss (Gain) on disposal of equipment                                                     (190)                 5
         Changes in assets and liabilities, net of acquisitions:
              Trade receivables, inventories and other assets                                      968              6,994
              Accounts payable and other liabilities                                              (506)               128
              Accrued interest and income taxes deferred, receivable or payable                    122                 71
                                                                                          ------------       ------------
     Net cash flows from continuing operations                                                  (8,171)             3,042
     Net cash flows from discontinued operations                                                  (430)              (804)
                                                                                          ------------       ------------
Net cash flows from operating activities                                                        (8,601)             2,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to other assets                                                                         (435)
Acquisition of property, plant and equipment                                                      (190)            (1,518)
                                                                                          ------------       ------------
Net cash flows from investing activities                                                          (625)            (1,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on debt                                                                              (62)           (19,382)
     Sale of redeemable preferred shares                                                                           37,746
     Purchases of treasury stock                                                                                  (12,271)
     Changes in borrowings under line of credit                                                  8,582             (6,818)
                                                                                          ------------       ------------
Net cash flows from financing activities                                                         8,520               (725)

                                                                                          ------------       ------------
Net change in cash and cash equivalents                                                           (706)                (5)

Cash and cash equivalents at beginning of period                                                 1,537                 81

                                                                                          ------------       ------------
Cash and cash equivalents at end of period                                                         831                 76
                                                                                          ============       ============


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

NOTE C.  INVENTORIES

Inventories consisted of the following:

                                                June 29, 1997         September 30, 1996
                                                -------------         ------------------
Spare and repair parts                                 $  362                     $  395
Work in process                                            74                         59
Finished goods and purchased product                    4,267                      3,644
                                                        -----                      -----
Total inventories                                      $4,703                     $4,098
                                                       ======                     ======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 (In thousands)
OVERVIEW

Aurora Electronics, Inc. (the "Company" or "Aurora") operates in one business segment providing spare parts distribution and asset recovery services to major personal computer manufacturers and field service organizations. Aurora operates facilities in the United States, Canada, United Kingdom and the Netherlands.

OUTLOOK AND UNCERTAINTIES

Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of the provisions, including any projections of earnings, revenues, cash flows, capital requirements or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in any forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, potential limitations on the Company's ability to pursue its business strategy, significant competition, limitations arising from the Company's substantial indebtedness and operating losses, cyclicality and dependence on key personnel. Additional information concerning these and other issues is contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, a copy of which may be obtained from the Company upon request.

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996

Net revenues for the third quarter of fiscal 1997 were down 17.1% at $17,209 as compared to $20,767 for the corresponding quarter of the prior fiscal year. The Company's decline in revenues was due to the significant decline in revenues from asset recovery services ($1,026 or 17.1%) and spare parts distribution ($2,456 or 18.0%). The decline of revenues in asset recovery services is due primarily to a substantial industry wide decline in selling prices in dynamic random access memory ("DRAM") and other integrated circuits. The decline in revenues from spare parts distribution was due primarily to the decrease in orders from a major customer.

Gross profit for the third quarter of fiscal 1997 was $3,231 (18.8% of net revenues) as compared to $4,626 in gross profit (22.3% of net revenues) for the third quarter of fiscal 1996. The decrease in gross profit was due primarily to the decline in revenues from asset recovery service and spare parts distribution mentioned above.

Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal 1997 were $6,216 (36.1% of net revenues) as compared to $7,047 (33.9% of net revenues) for the third quarter of fiscal 1996. The decrease in the amount of these expenses was primarily due to efficiencies obtained in the merging of the Company's formerly separate divisions and the Company's cost reduction programs. The increase as a percent of revenues was due to the decline in revenues noted above.

Amortization expense for the third quarter of fiscal 1997 was $275 as compared to $366 for the third quarter of fiscal 1996. The decrease was due to the write-off in the fourth quarter of fiscal 1996 of goodwill related to the acquisition of Micro-C Corporation.

Net interest expense for the third quarter of fiscal 1997 was $1,039 (6.0% of net revenues) as compared to $738 (3.6% of net revenues) for the third quarter of fiscal 1996. The increase in interest expense is due to the higher debt levels .

There was no provision for income taxes for the third quarter of fiscal 1997 as compared to a credit of $76 for the third quarter of fiscal 1996.

Net loss available for common stockholders for the quarter was $4,808 as compared to net loss of $4,153 for the third quarter of fiscal 1996. The losses in the current quarter and for the same quarter of the prior year are the result of operating losses from asset recovery services and spare parts distribution.

COMPARATIVE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996

Net revenues for the first three quarters of fiscal 1997 were $52,391 as compared to $78,938 for the first three quarters of fiscal 1996. The Company's decline in revenues was due to the significant decline in revenues from asset recovery services ($11,989 or 44.6%) and spare parts distribution ($14,913 or 30.6%). The decline of revenues in asset recovery services is due primarily to a substantial industry wide decline in selling prices in dynamic random access memory and other integrated circuits. The decline in revenues from spare parts distribution was due primarily to the decrease in orders from a major customer.

Gross profit for the first three quarters of fiscal 1997 was $10,916 (20.8% of net revenues) as compared to $19,928 (25.2% of net revenues) for the comparable fiscal 1996 period. The decrease in gross profit was due primarily to the decrease in asset recovery services of approximately $3,050 in gross profit as compared to the same period a year ago due to the decline in the DRAM prices as discussed above and $6,405 due to the decline in revenue from the spare parts distribution business.

SG&A expenses for the first three quarters of fiscal 1997 were $17,065 (32.6% of net revenues) as compared to $20,491 (26.0% of net revenues) for the comparable fiscal 1996 period. The decrease in the amount of these expenses was primarily due to efficiencies obtained in the merging of the Company's formerly separate divisions and the Company's cost reduction programs. The increase of the SG&A expenses as a percentage of revenue was due to the decline in revenue as discussed above.

Amortization expense for the first three quarters of fiscal 1997 was $776 (1.5% of net revenues) as compared to $1,097 (1.4% of net revenues) for the comparable fiscal 1996 period. The decrease was due to the write-off in the fourth quarter of fiscal 1996 of goodwill related to the acquisition of Micro-C Corporation.

Net interest expense for the first three quarters of fiscal 1997 was $2,989 (5.7% of net revenues) as compared to $5,474 (6.9% of net revenues) for the comparable fiscal 1996 period. The decrease in interest expense is due to the reduced debt levels which resulted from the Recapitalization of the Company completed in the second quarter of the 1996 fiscal year. The interest expense for fiscal 1996 includes approximately $2,242 of one-time charges related to the early payment of indebtedness in connection with the Recapitalization.

Provision for income taxes for the first three quarters of fiscal 1997 was $33 (0.1% of net revenues) as compared to $3,373 (4.3% of net revenues) for the comparable fiscal 1996 period. The fiscal 1996 provision includes the increase of the deferred income tax valuation allowance in the amount of $3,652 due to management's determination that the deferred tax asset will not be fully realized. Management reached this conclusion as a result of the limitation in the utilization of the Company's net operating loss carryforwards caused by the change of ownership pursuant to the Recapitalization.

Net loss for the first three quarters of fiscal 1997 was $9,768 as compared to net loss of $10,511 for the comparable fiscal 1996 period. The loss in the first three quarters are the result of operating losses from asset recovery services and spare parts distribution. The loss in fiscal 1996 was partly attributable to approximately $6,620 of one-time charges incurred in the second quarter of fiscal 1996 due to the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment and required debt principal payments. The Company's working capital deficit was $579 as of June 29, 1997 compared to working capital of $610 as of September 30, 1996. The primary reason for the working capital deficit is the negative cash flow from operating losses.

As of June 29, 1997, the Company was not in compliance with certain financial covenants under the Credit Agreement with its banks. Management is currently in discussions with its lenders to amend the financial covenants of the Credit Agreement and to allow the Company to continue to use its credit facilities. Based upon the anticipated capital infusion from its major shareholder discussed below, the Company believes that the default will be waived and that the financial covenants will be amended so that the Company will be in compliance and that the credit facilities will continue to be available.

The major shareholder of the Company has provided $12 million of additional collateral for the credit facilities in the form of a limited guarantee. In consideration for the guarantee the Company issued warrants to the shareholder to buy additional shares of Common Stock of the Company. The guarantees would be released if and when the Company returns to full compliance with the original financial covenants under the Credit Agreement (see Note D to the Consolidated Financial Statements).

The major shareholder has agreed to invest an additional $2.5 million in convertible preferred stock. Definitive documents are being drafted and the transaction is expected to close in the current month (August 1997). Management believes existing cash on hand, funds generated from operations, funds available under its credit facilities and anticipated additional capital investment will be sufficient to meet the operating requirements for the next twelve months.

Other than the funds for the remaining discontinued operations, the Company had no material capital commitments at June 29, 1997.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                                  Inapplicable.

ITEM 2.   CHANGES IN SECURITIES

                                  Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                                  Inapplicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                  Inapplicable.

ITEM 5.   OTHER INFORMATION

                                  Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Item                                                                   Page
----                                                                   ----

(a)(1)           Exhibit 11  -  Computation of Per Share Loss            12
(a)(2)           Exhibit 27  -  Financial Data Schedule                  13

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



AURORA ELECTRONICS, INC.
         (Registrant)


Date August 14, 1997              By: /s/ F. Wayne Withers,
     ---------------                  ---------------------
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

                                INDEX TO EXHIBITS


Item                  Description of Exhibits                                    Page
----                  -----------------------                                    ----

Exhibit 11           Computation of Per Share Earnings                             12

Exhibit 27           Financial Data Schedule - Article 5 of Regulation S-X         13