Form 10-K405
period 1997-09-30
AURORA ELECTRONICS INC
filed 1998-01-13
CIK 319237

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

                 9477 WAPLES ST., SUITE 150, SAN DIEGO, CA 92121

               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (619) 552-1213

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.03 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 12, 1997, based on the closing price of the Common Stock on the American Stock Exchange on December 12, 1997 was approximately $7,689,200.

Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of December 12, 1997.

Title of Each Class of Common Stock                        Number of Outstanding
Common Stock, $.03 par value                                     6,847,966

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

Aurora Electronics, Inc. ("Aurora" or the "Company") provides spare parts distribution and electronics recycling services to major personal computer manufacturers and computer service organizations. Aurora operates worldwide through its wholly-owned subsidiary, Aurora Electronics Group, Inc. ("AEG"), with facilities in the United States, Canada, and Europe. AEG distributes new and refurbished computer spare parts, primarily to the field service departments of computer original equipment manufacturers ("OEMs"), third-party maintenance and multivendor service organizations ("TPMOs" and "MVSOs", respectively) computer resellers and dealers, and large corporate self-maintainers. AEG distributes spare parts from over 500 manufacturers, with particular emphasis on products from Apple Computer, AST Computer, AT&T, Compaq, Dell Computer, Digital Equipment Corporation ("DEC"), Hewlett-Packard, IBM and Toshiba. In addition, AEG provides a broad range of materials management services, such as advance exchange, returned materials management, inventory management, and electronic materials recycling and remarketing.

CAPITALIZATION

In March 1996, the Company completed a comprehensive recapitalization of the Company (the "Recapitalization"). The Recapitalization included: (1) a tender offer pursuant to which the Company repurchased approximately 4,268,000 shares of $.03 par value common stock (the "Common Stock") at $2.875 per share; (2) the Company's sale of $40 million of convertible preferred stock, $.01 par value per share (the "Preferred Stock"), and $10 million in subordinated debt (with approximately 607,000 shares of common stock attached) to partnerships managed by Welsh, Carson, Anderson & Stowe ("WCAS"), affiliates of WCAS and certain other purchasers; (3) the establishment of a new $35 million senior credit facility with The Chase Manhattan Bank (formerly Chemical Bank, N.A.) (the "Credit Agreement"); (4) the repayment in full of AEG's existing senior bank indebtedness of approximately $26 million; and (5) the redemption of the Company's 9-1/4% Senior Subordinated Notes (approximately $9.3 million). The Preferred Stock is convertible into Common Stock at $2.125 per share, subject to anti-dilution adjustments, and votes on an as-converted basis.

At June 30, 1996, and at various subsequent dates, AEG was not in compliance with certain financial covenants under the Credit Agreement. To obtain waivers of noncompliance from the lenders, on September 30, 1996, the Company, AEG and WCAS (the Company's largest shareholder) entered into a Financial Support Agreement, pursuant to which, with subsequent amendments, WCAS has guaranteed $16,292,000, the total borrowings currently outstanding under the Credit Agreement, and the Company has granted WCAS warrants to purchase 2,227,902 shares of Common Stock at prices ranging from $1.025 to $2.10 per share. The Credit Agreement has been amended to waive all events of non-compliance with financial covenants, to eliminate future financial covenants and to establish the maturity date for the facility as April 30, 1999. At present, no additional borrowings are available under the Credit Agreement.


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


SERVICES

The range of spare parts distribution, electronics recycling services and aftermarket service programs which AEG provides includes:

     o Spare Parts Distribution. AEG sources and distributes a wide range of spare parts, many of which are out-of-warranty and often out-of-production. AEG sources these parts either from its own inventory or by utilizing its parts sourcing database to locate and procure the parts, and then ships them to the customer, typically within 24 hours. Currently, approximately 70% of AEG's shipments are products that are sourced, reconditioned and tested the same day. AEG also works directly with computer OEMs and spare parts manufacturers as an authorized parts distributor, providing same and next-day shipment of new spare parts stocked by AEG on behalf of the OEM.

     o Aurora Exchange Programs. AEG provides selected customers with good working parts at a discounted price in exchange for their defective parts. In most cases, the defective unit is repaired and placed back into inventory to fulfill future requests under this program.

     o Asset Recovery and Re-marketing. AEG refurbishes, reconditions, and redistributes systems and subsystems received as a result of manufacturing fallout, field dispositions, dealer and distributor returns, stock rotations, excess and obsolete inventories and customer trade-in and exchange programs. Refurbished systems and subsystems are either utilized for AEG's spare parts inventories or redistributed worldwide.

     o Returns Management Programs. AEG's returns management program assists OEMs and distributors by facilitating the return of units which are defective, returned due to buyer's remorse or stock rotation or otherwise removed from the marketplace. Returned units are received, processed, tested, refurbished, as required, and either returned to the manufacturer, sold in secondary channels or used for spare parts inventory.

     o Parts Procurement Outsourcing. In some cases, customers are interested in total outsourcing of the parts ownership, management and logistics function. In these cases, AEG commits to certain service levels with respect to parts availability and response time, and takes responsibility for all aspects of the parts fulfillment process, including ownership of the part.

CUSTOMERS AND SUPPLIERS

AEG provides spare parts sourcing and distribution services primarily to five groups of customers:

     o Customer Maintenance Departments of Major Computer OEMs -- AEG provides spare parts and related repair, spare parts inventory management and logistics programs to support the customer maintenance departments of customers such as AT&T, Compaq, DEC, Hewlett-Packard, IBM and ICL.

     o Third-Party Maintenance Organizations and Multi-Vendor Service Organizations -- Customers in this category include not only independent field service organizations (DecisionOne, Entex, Granada, Sorbus, Vanstar), but also MVSOs of current or former computer OEMs (IBM, DEC, Hewlett-Packard, Data General, Unisys).

     o Computer Resellers, Distributors and Dealers -- Major computer resellers, distributors and dealers are increasingly offering maintenance services to their customers as a means of capturing additional margin. AEG supports these organizations through parts sourcing and inventory remarketing programs. Typical customers include Circuit City, Compucom, Inacomp and Microage.

     o Corporate Self-Maintainers -- An increasing number of large corporations are satisfying their internal service requirements through in-house organizations which meet their spare parts requirements through external suppliers such as AEG.

     o Major Computer OEM's -- By using recycling services, OEM customers, such as Apple Computer, Compaq Computer, Dell Computer, Hewlett-Packard, IBM and Storage Technology, can reduce or eliminate the potential liability and expense related to disposing of excess, obsolete and defective products, while realizing an economic return on these products.

For fiscal 1997 and 1996, IBM accounted for approximately 11% and 19%, respectively, of the Company's sales.

OPERATIONS

AEG services more than 5,000 customers worldwide, maintains a parts sourcing database of over 8,000 contacts, and completes over 150,000 transactions annually.

     o Sales and Marketing. AEG believes that it is a market leader in terms of its approach to the sales and marketing of its materials management services, spare parts, and recycled parts, and its utilization of sophisticated information systems to support these efforts. AEG maintains an internal sales and customer support group of 76 employees which handles daily sales transactions involving spare parts and recycled product sales. In addition, AEG's materials management services are marketed through a direct sales force of 9 employees, who work closely with computer OEMs, TPMOs and MVSOs, and computer resellers in developing customized programs that meet their particular materials management requirements. Supporting these sales forces is a marketing department comprised of 9 employees who perform: (i) marketing communications; (ii) OEM and distributor relations; (iii) industry and competitive analysis; and (iv) development of new customer targets and new applications for AEG services.

     o Purchasing. Because customers are often under severe time pressure in procuring spare parts, AEG's ability to confirm a customer request immediately from inventory, rather than initiating just-in-time procurement from its parts sourcing suppliers, increases the likelihood of completing a transaction. In order to increase the percentage of spare parts sourced directly from inventory, AEG maintains a department which procures a variety of commonly requested parts in advance and attempts to select parts from the recycle flow which can be sold as spares. AEG's information system regularly examines parts usage patterns and available stocks and performs trend-line analyses to assist this department in its procurement activities.

     o Processing. AEG provides its spare parts distribution services primarily through distribution facilities in Marina del Rey, California; Toronto, Canada; and Hoofddorp, The Netherlands; and through its recycling facility in San Diego, California. AEG's distribution operations receive purchased spare parts or perform specific tear-down of whole systems in order to obtain spare parts, identify and cross-reference those parts for the AEG database, test and/or refurbish, as required, package, warehouse and ship. Often these activities must be performed within a 12 hour period in order to fulfill same-day requirements. AEG's recycling operations rely on the Company's ability to receive, identify, test, tear down as appropriate and dispose of materials rapidly, in large volumes and consistent with customers' requirements. The Company's San Diego facility is ISO 9002 certified. AEG has developed proprietary methods for recycling and reconditioning certain materials, particularly including integrated circuits (ICs), the purpose of which is to produce material that is of the highest value for either return to the recycling customer or resale. A key value to customers is the Company's ability to dispose of all unsalable materials in environmentally safe ways, thus minimizing such customers', and the Company's, environmental liability.

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

PATENTS / TRADEMARKS

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

EMPLOYEES

On December 20, 1997, the Company had approximately 260 employees. None of the Company's employees is represented by a union and none are subject to a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its employee relations are good.

ITEM 2. PROPERTIES.

The following table sets forth certain information as of December 20, 1997 relating to the Company's principal properties, all of which are leased. The Company believes that its properties are adequate and suitable for its current needs.

                                                                                              Approximate
LOCATION                               Principal Use                                       Square Footage
--------                               -------------                                       --------------
Marina del Rey, CA (1)                 Office, Warehouse and Service Facility                     106,715
San Diego, CA                          Office, Processing and Warehouse Facility                   56,808
                                       and Corporate Headquarters
Toronto, Canada                        Warehouse and Service Facility                               9,475

Hoofddorp, Netherlands                 Warehouse and Service Facility                               8,945
Chicago, IL (2)                        Discontinued Operations                                    163,000


(1) The Company subleased 48,473 square feet of the Marina del Rey, California facility to an unrelated third party for a five year period, which commenced December 1, 1994.

(2) The Chicago facility is subject to a sale/leaseback arrangement between the Company and an unrelated third party, as lessor. This property relates to a discontinued operation. See Note D of the Notes to Consolidated Financial Statements -- Discontinued Operations, and Note N of the Notes to Consolidated Financial Statements -- Commitments and Contingencies. The lease expires in 2005.

ITEM 3. LEGAL PROCEEDINGS.

The Company is engaged in routine legal proceedings incidental to its business, none of which the Company believes will have a material adverse effect on the financial position of the Company. See Note N of the Notes to Consolidated Financial Statements -- Commitments and Contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                    PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Until December 12, 1997, the Company's Common Stock was traded on the American Stock Exchange ("AMEX") under the symbol AUR. Commencing December 15, 1997, the Company's Common Stock is reported on the OTC Bulletin Board under the symbol AURU. The following table sets forth the range of the high and low sales prices for the Common Stock for each quarterly period during the last two fiscal years.

                                   FISCAL YEAR 1997             FISCAL YEAR 1996
                                   ----------------             ----------------
                              HIGH              LOW        HIGH             LOW
                              ----              ---        ----             ---
       First Quarter          2-3/8             1-1/2      3-1/4            1-3/4
       Second Quarter         2-3/16            1-3/8      2-15/16          1-1/2
       Third Quarter          2                 1-3/8      4-3/4            1-1/2
       Fourth Quarter         2-1/8               3/4      3-3/8            1-15/16


On December 12, 1997, the last sale price of the Common Stock as reported by AMEX was $ 1-1/4 per share. As of December 20, 1997, the Company had 1,020 holders of record of its Common Stock, and two (2) holders of warrants to purchase up to 2,227,902 shares of its Common Stock at prices ranging from $1.025 to $2.100 per share. See Note K of the Notes to Consolidated Financial Statements -- Stockholders' Deficit.

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

                                                          (In thousands, except per share figures)
                                      -----------------------------------------------------------------------------
        OPERATING DATA                     1997             1996             1995             1994             1993
        --------------                     ----             ----             ----             ----             ----
 Net revenues                         $  64,892        $  98,019        $ 141,852        $ 120,386        $  58,328
 Gross profit                            12,986           24,443           34,582           26,350           11,274
 SG&A Expenses                           23,466           25,943           28,170           17,573            4,657
 Amortization of intangibles             34,044(1)        18,042(2)         9,073(3)         4,539(4)         1,284
 Restructuring charge and other              --               --            5,643(5)         2,161               --
 Litigation settlement                       --               --               --            1,943               --
 Operating income (loss)                (44,524)         (19,542)          (8,304)             134            5,333
Interest expense                         (4,050)          (6,221)          (5,522)          (4,449)          (1,276)
Other income (expense), net                (498)          (1,284)             116              197               --
 Earnings (loss) from continuing
           operations before taxes      (49,072)         (27,047)         (13,710)          (4,118)           2,505
 Net income (loss)                      (49,605)         (30,353)         (15,030)          (6,518)           3,005
 Earnings (loss) from continuing
           operations per share       $   (7.86)       $   (4.44)       $   (1.79)       $   (0.55)       $    0.40
 Net income (loss) per share          $   (7.86)       $   (4.44)       $   (1.79)       $   (0.87)       $    0.48
 Weighted average number of
           shares outstanding             6,675            7,159(6)         8,379            7,491            6,273


(1) During the fourth quarter of fiscal 1997, approximately $29,602 relating to a write-down of intangible assets acquired in fiscal 1994 in connection with the Century acquisition were charged to operations

(2) During the fourth quarter of fiscal 1996, approximately $16,580 relating to a write-down of intangible assets acquired in fiscal 1992 in connection with the Micro-C Corporation acquisition was charged to operations.

(3) During fiscal 1995, approximately $7,400 relating to a write-down of intangible assets associated with the repair business acquired in fiscal 1993 in connection with the FRS, Inc. acquisition was charged to operations.

(4) During fiscal 1994, approximately $2,400 relating to a write-down of intangible assets associated with a covenant not to compete was charged to operations.

(5) During fiscal 1995, the Company substantially completed a major corporate reorganization into two core businesses operating through the IC recycling and recovery division and the spare parts distribution division.

(6) In connection with the Recapitalization, on March 29, 1996, the Company repurchased approximately 4,268 shares of Common Stock and issued 607 shares of Common Stock and 400 shares of Preferred Stock to WCAS and certain other purchasers. The Preferred Stock is convertible into 18,824 shares of Common Stock.

                                                   As of September 30,
                               --------------------------------------------------------
      BALANCE SHEET DATA          1997         1996       1995        1994         1993
                                  ----         ----       ----        ----         ----
Working capital                $ (3,113)    $    610    $    196    $  9,013    $ 10,713
Total assets                     14,629       52,788      80,716     102,927      76,857
Long-term obligations (less
     current maturities)         36,585       25,842      46,183      51,761      25,904
Redeemable convertible
     preferred stock             46,722       40,000          --          --          --
Stockholder's equity (deficit)  (83,320)     (31,690)     12,338      26,903      26,655



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.
                    (In thousands, except per share figures)

OVERVIEW

Aurora, as it exists today, was formed on September 30, 1992. Prior to September 30, 1992, the corporation was known as BSN Corp. and was engaged in the sporting goods industry. From 1990 through 1992, BSN divested itself of a majority of its sporting goods assets and, effective September 30, 1992, announced that all of its remaining sporting goods assets would be accounted for as discontinued operations and that such operations would be sold. Effective September 30, 1992, the Company entered the computer and electronics industry through the acquisition of Micro-C Corporation, a San Diego, California based company founded in 1985, which provided both integrated circuits ("IC") recycling services to computer OEMs and memory IC distribution services for semiconductor manufacturers. Effective September 30, 1993, Aurora acquired FRS, Inc., a Sacramento, California based company founded in 1984, which provided depot repair services to computer and peripheral OEMs. Effective March 1, 1994, Aurora acquired Century Computer Marketing, a Marina del Rey, California based company founded in 1984, a leading supplier of new and refurbished spare parts to the computer maintenance market.

In the third quarter of fiscal 1995, the Company completed a corporate reorganization, in which it: (a) exited the memory upgrade manufacturing and supply business formerly known as the Premier Division; and (b) substantially downsized its depot repair services operation acquired in the FRS, Inc. acquisition, and refocused these operations to support the Company's remaining spare parts distribution and electronic recycling services business.

In March 1996, the Company completed the Recapitalization. See Item 1. Business -- Overview.

In October of 1997, the Company completed the sale of the remainder of its depot repair services operation and sold its Irvine, Scotland recovery processing facility. A reserve for the losses resulting from these transactions was accrued in the fourth quarter of fiscal 1997.

RESULTS OF OPERATIONS YEAR ENDED SEPTEMBER 30, 1997 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1996

Net revenues for the year ended September 30, 1997 for the Company were $64,892 as compared to $98,019 for the year ended September 30, 1997. Gross profit for fiscal 1997 was $12,986 (20.0% of net revenues) as compared to gross profit for fiscal 1996 of $24,443 (24.9% of net revenues). The Company's decline in revenues and gross profit was due to a continued decline in the average sales prices for DRAM memory chips in the Asset Recovery Services Division (ARS) and an overall decline in the prices of computer repair parts in its Parts Services Supply Division ("PSS").

Selling, General and Administrative ("SG&A") expenses for fiscal 1997 were $23,466 (36.2% of revenue) as compared to $25,943 (26.5% of revenue) for fiscal

1996. Included in the 1996 SG&A expenses were approximately $725 in one time charges related to the Recapitalization. The increase of the SG&A expenses as a percentage of revenue was due to the reduction in revenues described in the preceding paragraph.

Amortization expense for fiscal 1997 was $34,044 as compared with $18,042 in fiscal 1996. The 1997 expense included $29,602 of unamortized goodwill and other intangibles remaining from the acquisition of Century Computer Marketing and $3,390 of computer system software and development costs in PSS. In consideration of the continued decline in prices for computer repair parts, management's projections do not support recovery of these assets over their amortization lives. The fiscal 1996 amortization included the write-off of $16,580 of goodwill related to the acquisition of Micro-C Corporation, Inc.

Net interest expense for fiscal 1997 was $4,050, or 6.2% of revenue, as compared to $6,221, or 6.3% of revenue, for fiscal 1996. The interest expense for fiscal 1996 includes approximately $2,243 of charges related to the Recapitalization, which includes approximately $1,070 of previously capitalized financed charges, $917 of interest, fees and expenses due to the Company's previous lenders and $256 relating to the 9-1/4% Senior Subordinated Notes.

Other expense for 1997 was $498, including a loss of approximately $450 from the sales of its repair facility in Sacramento, California, and its asset recovery facility in Irvine, Scotland. Other expense for fiscal 1996 was $1,284 including writedowns and disposal of property and equipment totaling $1,369.

Provision for income taxes for fiscal 1997 was $533 as compared to $3,306 for fiscal 1996. The fiscal 1997 provision includes the increase in the deferred income tax valuation allowance in the amount of $500 for deferred tax assets not anticipated to be realized. The fiscal 1996 provision includes the increase of the deferred income tax valuation allowance in the amount of $3,234 due to management's determination that the deferred tax asset will not be fully realized.

Net loss applicable to common stockholders for fiscal 1997 was $52,427 as compared to $31,753 for fiscal 1996. The fiscal 1997 loss included dividends on preferred stock of approximately $2,822, writedowns of information system software and development costs of approximately $3,390, and the write-off of goodwill from the Century acquisition of approximately $29,602.

RESULTS OF OPERATIONS - YEAR ENDED SEPTEMBER 30, 1996, COMPARED WITH YEAR ENDED SEPTEMBER 30, 1995.

Net revenues for the year ended September 30, 1996 for the Company were $98,019 as compared to $141,852 for the year ended September 30, 1995. The Company's decline in revenues was due primarily to the discontinuation of the Premier Division ($36,254) during fiscal 1995. Excluding the Premier Division, net revenues for fiscal 1996 decreased 7.2% over the comparable period in fiscal 1995. The decrease was due to a 27.4% decline in revenues in the IC recycling and recovery business, offset by an increase of 5.3% in revenues for PSS. The decline in revenues for ARS was due primarily to a decline during the year in the average sales price for DRAM chips of approximately 87.0%.

Gross profit for fiscal 1996 was $24,443 (24.9% of net revenues) as compared to gross profit for fiscal 1996 of $34,582 (24.4% of net revenues). The decrease in gross profit was due primarily to the discontinuation of the Premier Division and the decrease of approximately $6,261 for ARS over the comparable period in fiscal 1995. This decline in gross profit was due to the decline of DRAM prices discussed above.

SG&A expenses for fiscal 1996 were $25,943, (26.5% of revenue) as compared to $28,170, (19.9% of revenue) for fiscal 1995. Included in the SG&A expenses were approximately $725 in one time charges related to the Recapitalization. The increase of the SG&A expenses as a percentage of revenue was due to the reduction in revenues from the discontinuation of the Premier Division and the decline in revenues for ARS.

Amortization expense for fiscal 1996 was $18,042 (18.4% of revenue), as compared to $9,073, (6.4% of revenue) for fiscal 1995. The increase was due to the write-off in the fourth quarter of fiscal 1996 of $16,580 of goodwill related to the acquisition of Micro-C Corporation, which was only partially matched by the third quarter of fiscal 1995 write-off of goodwill related to the acquisition of FRS, Inc. Management wrote off the goodwill related to the Micro-C acquisition due to the deterioration of the pricing levels in the IC market and their negative effects on the Company's business prospects going forward.

Net interest expense for fiscal 1996 was $6,221, (6.3% of revenue) as compared to $5,522 (3.9% of revenue) for fiscal 1995. The interest expense for 1996 includes approximately $2,243 of charges related to the Recapitalization which includes approximately $1,070 of previously capitalized financed charges, $917 of interest, fees and expenses due to the Company's previous lenders and $256 relating to the 9-1/4% Senior Subordinated Notes.

Other income (expense) for fiscal 1996 included writedowns and disposal of property and equipment totaling $(1,369).

Provision for income taxes for fiscal 1996 was $3,306 (3.4% of revenue) as compared to $1,320 (.9% of revenue) for fiscal 1995. This provision includes the increase of the deferred income tax valuation allowance in the amount of $3,234 due to management's determination that the deferred tax asset will not be fully realized. Management reached this conclusion as a result of the limitation in the utilization of the Company's net operating loss carryforwards caused by the change of ownership pursuant to the Recapitalization.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary requirements for capital are related to its accounts receivable, inventory levels, improvements to its property and equipment, investment in data processing equipment and software development, costs resulting from the consolidation of its businesses and funding its losses from operations. The Company's working capital was $(3,113) as of September 30, 1997, compared to $610 as of September 30, 1996.

At June 30, 1996, and at various subsequent dates, AEG was not in compliance with certain financial covenants under the Credit Agreement. To obtain waivers of noncompliance from the lenders, on September 30, 1996, the Company, AEG and WCAS (the Company's largest shareholder) entered into a Financial Support Agreement, pursuant to which, with subsequent amendments, WCAS has guaranteed $16,292, the total borrowings currently outstanding under the Credit Agreement, and the Company has granted WCAS warrants to purchase 2,228 Shares of Common Stock at prices ranging from $1.025 to $2.10 per share. The Credit Agreement has been amended to waive all events of non-compliance with financial covenants, to eliminate future financial covenants and to establish the maturity date for the facility as April 30, 1999. At present, no additional borrowings are available under the Credit Agreement. See Note K of the Notes to Consolidated Financial Statements -- Stockholders' Equity and Item 12 -- Security Ownership of Certain Beneficial Owners and Management.

Subsequent to the Recapitalization on March 29, 1996, WCAS has provided additional capital to the Company through purchases of Redeemable Convertible Preferred Stock and a 10% Senior Subordinated Demand Note as follows:

    August 14, 1997  Series B Redeemable Convertible Preferred Stock      $2,500
    October 2, 1997  Series C Redeemable Convertible Preferred Stock       2,500
    October 24, 1997 Series D Redeemable Convertible Preferred Stock       2,000
    December 2, 1997 10% Demand Promissory Note                            2,800

Management believes that the Company will continue to experience operating losses and negative cash flow in fiscal 1998 and does not have additional funds available to it pursuant to the Credit Agreement. Since the Recapitalization, WCAS has provided the Company financial support by loan guarantees, preferred stock purchases and a direct loan. There can be no assurance that such additional capital will be available to the Company. Absent continued financial support of WCAS, it is unlikely that the Company can successfully implement its 1998 business plans and strategies. These matters raise substantial doubt about the Company's ability to continue as a going concern. See Note A to the Consolidated Financial Statements.


OUTLOOK AND UNCERTAINTIES

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this Annual Report on Form 10-K contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect thereto, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; and (iii) the Company's business growth strategies. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the following:

        o Other Uncertainties. Other operating, financial or legal risks or uncertainties are discussed in the Form 10-K or in the Company's other filings with the Commission from time to time in specific contexts. The Company is, of course, also subject to general economic risks, the risk of interruption in the source of supply, the risk of loss of a major customer and other risks and uncertainties.

       o Market in Early Stages of Development. The Company believes that the market for its spare parts distribution and electronics recycling services is in the early stages of development and that awareness among certain potential customers of the availability of these services may be relatively low. Once customers are made aware of the availability of and benefits provided by these aftermarket support services, however, the Company's experience is that customers are generally receptive to making these services an important element of their manufacturing, post-sales support and environmental strategies. While the Company believes that it offers a mutually beneficial solution to large customers' and field service organizations' spare parts, recycling and asset recovery requirements, and has therefore targeted these entities as its primary potential customers, there is no assurance that these entities will choose to make use of these services, continue to outsource their spare parts, recycling and asset recovery needs, or choose not to become direct competitors of the Company. The Company addresses these issues in many ways, particularly including the development of information tools to use in its business, and the installation of information processing software. These projects require large budgets and manpower commitments, and have uncertain time schedules. Successful completion of these projects is not certain, and a failure of these projects may have adverse consequences for the development of the Company's business and/or its ability to successfully compete.

       o Dependence on the Computer Industry. The Company's business is dependent upon the continued growth, viability and financial stability of its customers and potential customers in the computer industry. The computer industry has been characterized by rapid technological change, compressed product life cycles, and pricing and margin pressures. While these factors could be beneficial to the Company's business, such factors affecting segments of the computer industry in general, and the Company's customers in particular, could have an adverse effect on the Company's business.

       o Inventory Obsolescence. The market for personal computers and subsystems is characterized by rapidly changing technology and frequent new product introductions. Innovations and improvements in computer and subsystem design, engineering and production may shorten the useful lives of existing systems and associated spare parts. Such rapid changes and improvements in technology, coupled with the need to maintain sufficient inventory levels of spare parts to ensure ready availability, subject the Company to the risk of inventory obsolescence. The Company has successfully reduced its exposure to such inventory obsolescence by maintaining rapid inventory turnover. There can be no assurance that the Company's efforts in this area will continue to be successful.

        o Lack of Long-Term Supply Contracts. The Company's success is dependent on its ability to continue to sell spare parts to its customers and to attract a reliable stream of recyclable material from its customers. Generally, the Company distributes spare parts to, and receives its recyclable material from, customers pursuant to non-exclusive contracts that to do not contain guaranteed or minimum quantities and are subject to cancellation on short notice at the customer's discretion. There is no assurance that the Company's customers will continue to do business with the Company. The termination of a material contract or any substantial decrease in demand for spare parts or of the supply of recyclable material from significant customers could result in a significant decrease in the Company's sales.

        o Dependence on Key Personnel. The success of the Company is dependent, in part, upon key management personnel. The loss of the services of any of the Company's key management personnel could have a material adverse effect on the Company. Expansion of the Company's business may require additional managers and employees with industry experience. Competition for skilled management personnel in the industry is intense.

        o Competition. The independent spare parts distribution and the electronic recycling services industry is fragmented with widespread competition from a variety of small independent suppliers. The Company believes that competition for OEM, TPMO and MVSO customers is based on a number of factors, including: (i) breadth of parts distributed; (ii) ability to offer sophisticated inventory and materials management programs; (iii) ability to offer rapid delivery and sophisticated logistics programs; and
              (iv) price. Among the Company's major independent competitors are DecisionOne, Data Trend, PC Service Source, and The Cerplex Group. Certain of these competitors are larger in total company revenue or have larger capitalizations than the Company.

        o Control by and Dependence on Major Shareholder. As discussed above under "Recapitalization," WCAS, and their affiliates, own approximately 79.5% of the Company's voting stock. As a result, WCAS is able to elect the entire Board of Directors, and will retain the voting power to control all matters requiring shareholder approval. The Company's ability to raise additional capital or to sell control of the Company to third parties depends on WCAS's approval. Absent continued financial support of WCAS, it is unlikely that the Company can successfully implement its 1998 business plans and strategies. These matters raise substantial doubt about the Company's ability to continue as a going concern. See Note A to the Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement is effective for both interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 replaces primary EPS and basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed in the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. Management does not believe that adoption of this standard will have a significant impact on earnings per share.

In June 1997, FASB issued SFAS Nos. 130 and 131 "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information." FASB No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company does not believe that adoption of these standards will have a material effect on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AURORA ELECTRONICS, INC. AND SUBSIDIARIES                                   PAGE
        Index to the Company's Financial Statements and Financial
               Statement Schedules.

        Report of Independent Public Accountants                              15

        Consolidated Balance Sheets as of September 30, 1997 and
              September 30, 1996.                                             16

        Consolidated Statements of Operations for the years ended
              September 30, 1997, 1996 and 1995                               17

        Consolidated Statements of Stockholders' Equity (Deficit)
              for the years ended September 30, 1997, 1996 and 1995           18

        Consolidated Statements of Cash Flows for the years ended
              September 30, 1997, 1996 and 1995                               19

        Notes to Consolidated Financial Statements                            20

        Schedule II--    Valuation and Qualifying Accounts for the
              years ended September 30, 1997, 1996 and 1995                   31

All other financial statement schedules are omitted as the required information is presented in the financial statements or the notes thereto or is not necessary.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Aurora Electronics, Inc.:

We have audited the accompanying consolidated balance sheets of Aurora Electronics, Inc. (a Delaware Corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Electronics, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has experienced declining revenues, significant operating losses, has negative working capital and a deficit in stockholders' equity. In addition, since a recapitalization of the Company in March 1996, the Company has relied upon the financial support of its largest shareholder for additional capital and to maintain its existing credit facilities. The Company's losses are expected to continue for the foreseeable future and the Company will require additional funding and financial support from its largest shareholder or another third party. There can be no assurance that such additional funding and financial support will be available on acceptable terms, or that such funds, if available, would enable the Company to continue operating. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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



                                                  ARTHUR ANDERSEN LLP


Orange County, California
January 12, 1998

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)



                                                                       September 30,
                                                                 ------------------------
                                                                    1997          1996
                                                                 ---------     ---------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                      $     323     $   1,537
  Trade receivables, less allowance for doubtful accounts
     of $736 ($1,209 in 1996)                                        5,480         8,629
  Inventories                                                        3,389         4,098
  Deferred income taxes                                                 --           500
  Other current assets                                                 449           716
                                                                 ---------     ---------
Total current assets                                                 9,641        15,480

Property, plant and equipment, net                                   3,023         4,811
Intangible and other assets                                          1,965        32,497
                                                                 ---------     ---------
     Total assets                                                $  14,629     $  52,788
                                                                 =========     =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt                              $   1,177     $   1,974
  Accounts payable                                                   6,846         8,465
  Accrued compensation                                               1,904         1,912
  Accrued interest                                                     503           433
  Current portion of reserve for discontinued operations               702           702
  Other current liabilities                                          1,622         1,384
                                                                 ---------     ---------
Total current liabilities                                           12,754        14,870
Reserve for discontinued operations                                  1,888         2,366
Long-term debt                                                      36,585        25,842

Commitments and contingencies

Redeemable convertible preferred stock, 425,000 shares issued
   (400,000 shares in 1996)                                         46,722        41,400
Stockholders' equity (deficit):
  Preferred stock, 1,000 shares authorized, none issued                 --            --
  Common stock, 11,590 shares issued (10,486 shares in 1996)           348           315
  Additional paid-in capital                                        62,443        61,679
  Accumulated deficit                                             (129,472)      (77,045)
  Treasury stock, at cost, 4,743 shares                            (16,639)      (16,639)
                                                                 ---------     ---------
Total stockholders' equity (deficit)                               (83,320)      (31,690)
                                                                 ---------     ---------
     Total liabilities and stockholders' equity (deficit)        $  14,629     $  52,788
                                                                 =========     =========


The accompanying notes are an integral part of these financial statements.

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)



                                                                          Years ended September 30,
                                                                     -------------------------------------
                                                                        1997          1996         1995
                                                                     ---------     ---------     ---------
Net revenues                                                         $  64,892     $  98,019     $ 141,852
Cost of sales                                                           51,906        73,576       107,270
                                                                     ---------     ---------     ---------
Gross profit                                                            12,986        24,443        34,582

Selling, general and administrative expenses                            23,466        25,943        28,170
Amortization of intangibles, including write-offs of $29,602,
   $16,580 and $7,407 in 1997, 1996 and 1995, respectively              34,044        18,042         9,073
Restructuring charges and other                                             --            --         5,643
                                                                     ---------     ---------     ---------
Operating loss                                                         (44,524)      (19,542)       (8,304)

Interest expense                                                        (4,050)       (6,221)       (5,522)

Other income (expense), net                                               (498)       (1,284)          116
                                                                     ---------     ---------     ---------
Loss from operations before provision for income taxes                 (49,072)      (27,047)      (13,710)
Provision for income taxes                                                 533         3,306         1,320
                                                                     ---------     ---------     ---------
Net loss                                                               (49,605)      (30,353)      (15,030)
Accrued dividends on preferred stock                                    (2,822)       (1,400)           --
                                                                     ---------     ---------     ---------
Net loss applicable to common stockholders                           $ (52,427)    $ (31,753)    $ (15,030)
                                                                     =========     =========     =========
Net loss applicable to common stockholders
   per share of common stock                                         $   (7.86)    $   (4.44)    $   (1.79)
                                                                     =========     =========     =========
Weighted average number of common and
   common equivalent shares                                              6,675         7,159         8,379
                                                                     =========     =========     =========


The accompanying notes are an integral part of these financial statements.

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (in thousands)



                                                              COMMON STOCK         ADDITIONAL
                                                           ---------------------    PAID-IN   ACCUMULATED    TREASURY
                                                           SHARES      PAR VALUE    CAPITAL     DEFICIT        STOCK       TOTAL
                                                           ------      ---------    -------     -------        -----       -----
Balance at September 30, 1994                               8,020         $240      $61,827    $ (29,300)    $ (5,864)    $ 26,903

   Issuance of common stock/treasury stock -
      acquisitions                                             42            2         (240)        (353)         711          120
   Common stock to be issued - acquisitions                    --           --          345           --           --          345
   Net loss                                                    --           --           --      (15,030)          --      (15,030)
                                                           ------         ----      -------    ---------     --------     --------
Balances at September 30, 1995                              8,062          242       61,932      (44,683)      (5,153)      12,338

   Issuance of common stock/treasury stock -
      acquisitions                                          1,476           45           66         (601)         771          281
   Issuance of common stock with notes payable                607           18        1,029           --           --        1,047
   Repurchase of common stock                                  --           --           --           --      (12,271)     (12,271)
   Issuance of common stock                                   340           10          903           (8)          14          919
   Financing costs from issuance of redeemable,
      convertible preferred stock                              --           --       (2,254)          --           --       (2,254)
   Accretion of dividends on redeemable,
      convertible preferred stock                              --           --           --       (1,400)          --       (1,400)
   Exercise of stock options                                    1           --            3           --           --            3
   Net loss                                                    --           --           --      (30,353)          --      (30,353)
                                                           ------         ----      -------    ---------     --------     --------
Balances at September 30, 1996                             10,486          315       61,679      (77,045)     (16,639)     (31,690)

   Issuance of common stock  - acquisitions                   235            7          380           --           --          387
   Issuance of common stock - employee bonuses                 94            3          151           --           --          154
   Issuance of common stock - litigation settlement           775           23          (23)          --           --           --
   Financing costs - warrants issued for guarantees
      on bank debt                                             --           --          256           --           --          256
   Accretion of dividends on redeemable, convertible
      preferred stock                                          --           --           --       (2,822)          --       (2,822)
   Net loss                                                    --           --           --      (49,605)          --      (49,605)
                                                           ------         ----      -------    ---------     --------     --------
Balances at September 30, 1997                             11,590         $348      $62,443    $(129,472)    $(16,639)    $(83,320)
                                                           ======         ====      =======    =========     ========     ========


The accompanying notes are an integral part of these financial statements.

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                             Years ended September 30,
                                                                           1997          1996          1995
                                                                           ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss from continuing operations                                     $(49,605)      $(30,353)    $(15,030)
       Adjustments to reconcile loss from continuing operations
       to net cash flows from operating activities:
         Depreciation and amortization                                     32,322         19,686       10,493
         Noncash interest expense                                           2,044          1,340          655
         Loss on disposition of assets                                      3,390          1,369          944
         Changes in assets and liabilities, net of acquisitions:
           Trade receivables, inventories and other assets                  4,227          7,133        6,667
           Accounts payable, accrued compensation and other liabilities    (1,389)          (729)      (1,789)
           Accrued interest and income taxes receivable/payable                70            632          (60)
           Deferred income taxes                                              500          3,234        1,304
                                                                         --------       --------     --------
     Net cash flows from continuing operations                             (8,441)         2,312        3,184
     Net cash flows from discontinued operations                             (478)        (1,005)        (951)
                                                                         --------       --------     --------
     Net cash flows from operating activities                              (8,919)         1,307        2,233
                                                                         --------       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                          (3,053)        (2,072)      (1,440)
                                                                         --------       --------     --------
     Proceeds from sales of marketable securities and SSG note                 --             --        1,171
                                                                         --------       --------     --------
     Net cash flows from investing activities                              (3,053)        (2,072)        (269)
                                                                         --------       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on debt                                                        (861)       (19,454)      (4,092)
     Issuance of preferred stock                                            2,500         37,747           --
     Purchases of treasury stock, net                                          --        (12,271)          --
     Advances under line of credit                                          9,663          7,486       12,070
     Repayments under line of credit                                         (544)       (11,287)     (11,400)
                                                                         --------       --------     --------
     Net cash flows from financing activities                              10,758          2,221       (3,422)
                                                                         --------       --------     --------
     Net change in cash and cash equivalents                               (1,214)         1,456       (1,458)

Cash and cash equivalents at beginning of period                            1,537             81        1,539
                                                                         --------       --------     --------
Cash and cash equivalents at end of period                               $    323       $  1,537     $     81
                                                                         ========       ========     ========



The accompanying notes are an integral part of these financial statements.

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                           Years ended September 30,
                                                                            1997     1996      1995
                                                                            ----     -----     ----
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest                                                                   $1,907   $5,368    $4,157
                                                                           ======   ======    ======
Income taxes                                                               $   42   $   72    $   16
                                                                           ======   ======    ======
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  AND FINANCIAL ACTIVITIES:

Payment of employment contract with issuance of                            $   --   $   --    $  119
                                                                           ======   ======    ======
Contingent shares issuable for additional acquisition costs                $   --   $   --    $  345
                                                                           ======   ======    ======
Reduction in 7% debt as a result of common stock sale                      $   --   $  956    $   --
                                                                           ======   ======    ======
Reduction in 9 1/4% debt as a result of issuance of Notes                  $   --   $8,593    $   --
                                                                           ======   ======    ======
Reduction in 7% debt as a result of indemnity claim settlement             $   --   $   --    $1,224
                                                                           ======   ======    ======
Issuance of common stock for employee bonuses                              $  154   $   --    $   --
                                                                           ======   ======    ======


The accompanying notes are an integral part of these financial statements.

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share figures)


NOTE A - CURRENT FINANCIAL CONDITION

During the years ended September 30, 1997, 1996 and 1995 the Company experienced significant declines in revenues and increasing levels of operating losses. As a result of these losses, at September 30, 1997 the Company has a deficit of $83,320 in stockholders' equity and negative working capital of $3,113. In addition, since a recapitalization of the Company in March 1996, the Company has relied upon the financial support of its largest shareholder for additional capital and to maintain its existing credit facilities. The Company's losses are expected to continue for the foreseeable future and the Company will require additional funding and financial support from its largest shareholder or another third party. There can be no assurance that such additional funding and financial support will be available on acceptable terms, or that such funds, if available, would enable the Company to combine operating. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management has made significant changes in its business to address its adverse financial position. The remaining portion of its depot repair business has been sold. In its asset recovery business, its Scotland facility has been sold and its product selection is limiting its exposure to the price fluctuations in integrated circuits and emphasizing system and sub-systems. In parts service, the Company is implementing an internet-based, electronic sales and fulfillment system which is expected to reduce inventory exposure, increase order fill rates and be more cost efficient than the existing process. Management believes that, when fully implemented, the new process will be a market advantage over its competition.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Intangible Assets. Goodwill associated with the acquisition of MicroLine, Inc. is amortized using the straight-line method over five years. Goodwill resulting from prior acquisitions has been written off. (See Note G -- Intangible and Other Assets.) The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected non-discounted future cash flows over the remaining amortization period. If projected future cash flows indicate that unamortized goodwill will not be recovered, an adjustment is made to reduce the net goodwill to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

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

Earnings Per Share of Common Stock. Earnings per share of common stock is based upon the weighted average number of common and common equivalent shares outstanding, less cumulative dividends to holders of the Company's preferred stock. Outstanding stock options and warrants are treated under the treasury stock method as common stock equivalents when dilution results from their assumed exercise. The Company's Redeemable Convertible Preferred Stock, 7-3/4% Convertible Subordinated Debentures due April 15, 2001, and 7% Subordinated Convertible Promissory Notes (the "7% Notes") due September 30, 1998, were not common stock equivalents at the time of issuance and are therefore not included in the calculation of primary earnings per share. Fully diluted net earnings per share is not presented as it is anti-dilutive.

Stock-Based Compensation. In October 1995, the Financial Accounting Standards Board issued SFAS 123 "Accounting for Stock Based Compensation." This standard, if fully adopted, requires the accounting for employee stock-based compensation using a fair value methodology. For stock options, fair value is determined using an option pricing model that takes into account the stock price at the date of grant, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends and the risk-free interest rate. For stock based compensation issued to non-employees, the standard requires measurement based on the value of the related services performed or the stock based compensation issued,whichever is more reliably measurable.

The adoption of the accounting methodology of SFAS 123 related to employees is optional and as permitted under SFAS 123, the Company intends to continue to account for employee stock options using the Intrinsic value methodology in accordance with APB Opinion No. 25; however, pro forma disclosure as if the Company adopted the accounting methodology of SFAS 123 are required to be presented.

New Accounting Standards. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement is effective for both interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 replaces primary EPS and basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed in the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method.

In June 1997, the FASB issued SFAS Nos. 130 and 131 "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information." FASB No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted.

The Company does not believe that adoption of these new standards will have a material effect on the Company.

NOTE C - ACQUISITIONS

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


MicroLine, Inc.

Effective March 31, 1997, the Company acquired MicroLine, Inc. the developer and operator of PowerSource On-line, an internet-based information service that matches computer parts buyers to available inventories from distributors that participate in the on-line parts data base of PowerSource. The consideration to the former shareholders of MicroLine was 235,116 shares of common stock of the Company. The business now operates as the PowerSource Division of AEG.

All acquisitions have been accounted for by the purchase method of accounting, and accordingly each purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the date of the acquisitions. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill amortizable over 40 years, or 5 years for MicroLine.

Goodwill from the Micro-C, FRS and Century acquisitions has been written off. See Note G -- Intangibles and Other Assets.

The estimated fair value of assets and liabilities as of the date of the acquisition of MicroLine is summarized as follows:


                          MicroLine
                          ---------
Current asset              $  78
Machinery and equipment       21
Other assets                   3
Goodwill                     496
Liabilities                 (211)
                           -----
                           $ 387
                           =====

NOTE D - DISCONTINUED OPERATIONS

Commencing in 1990, the Company began to discontinue its sporting goods operations and divest itself of the related assets. Effective September 30, 1992, the Company announced that its remaining sporting goods operations would be accounted for as discontinued operations and the remaining assets would be sold. As of September 30, 1994, no material assets remained related to the discontinued operations. Obligations and contingencies relating to discontinued operations consists primarily of a leased building. (See Note N of the Notes to Consolidated Financial Statements -- Commitments and Contingencies).

NOTE E - INVENTORIES

Inventories at September 30, 1997 and 1996 consisted of the following:


                                   1997             1996
                                   ----             ----
Spare and repair parts         $    377         $    395
Work in process                      94               59
Finished goods                    2,918            3,644
                               --------         --------
     Total inventories         $  3,389         $  4,098
                               ========         ========


NOTE F - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 1997 and 1996 consisted of the following:


                                                     Estimated Life         1997       1996
                                                     --------------         ----       ----
Furniture, fixtures and equipment                      3 - 5 year         $ 6,707    $ 7,150
Leasehold improvements                                 1 - 5 years          1,112        949
                                                                          -------    -------
                                                                            7,819      8,099
Less accumulated depreciation and amortization                             (4,796)    (3,288)
                                                                          -------    -------
Total property, plant and equipment                                       $ 3,023    $ 4,811
                                                                          =======    =======


The Company leases office, processing and warehousing facilities under various operating leases through 2002. Future minimum lease payments under non-cancelable operating leases with remaining terms in excess of one year for the fiscal year ending September 30 are as follows: 1998 - $988; 1999 - $941; 2000 - $539; 2001 - $58. Rent expense was approximately $1,531, $1,246, and
$1,662 for the years ended September 30, 1997, 1996 and 1995, respectively.

In connection with changes in the Parts Services Division (formerly Century), the Company charged $3,390 of capitalized information systems software and development costs to operations in the fourth quarter of fiscal 1997. (See Note G -- Intangibles and Other Assets).

NOTE G - INTANGIBLES AND OTHER ASSETS

Intangibles and other assets at September 30, 1997 and 1996 consisted of the following:

                                   1997          1996
                                   ----          ----
Goodwill                         $    496     $ 31,730
Database valuation                     --        1,462
Debt issuance costs                 1,741        1,485
Other                                 518          620
Less accumulated amortization        (790)      (2,800)
                                 --------     --------
                                 $  1,965     $ 32,497
                                 ========     ========


In fiscal 1997, due to continuing declines in the prices for replacement and repair parts, the Parts Services Division (formerly Century) experienced a continued decrease in inventory values and increasing levels of operating losses. As a result management decided to reorganize its parts business to reduce inventory exposure and to more cost effectively deliver parts to its customers. The plan is to utilize the internet-based electronic processing technology acquired in the MicroLine acquisition (see Note C -- Acquisitions) to replace its inventory and labor intensive operating methods. As a result, management charged the remaining balance of goodwill and the database valuation resulting from the acquisition of Century, aggregating $29,602, to operations in the fourth quarter of fiscal 1997. These charges were determined necessary as management estimated that the amortization of the respective intangible balances over their remaining lives would not be recovered through the projected non-discounted future cash flows over their respective remaining amortization periods. Also, the new internet technology made obsolete much of the Company's capitalized information systems software and development cost and, therefore, $3,390 of formerly capitalized costs were charged to operations in the fourth quarter of fiscal 1997.

Due to the deterioration of the pricing levels in the integrated circuit market in the latter part of fiscal 1996 and their related negative effects on the Company's business prospects, management charged the remaining balance of goodwill related to the acquisition of Micro-C, totaling $16,580, to operations in the fourth quarter of fiscal 1996. Also, upon the completion of a major corporate reorganization in the third quarter of fiscal 1995, management charged the remaining balance of goodwill related to the acquisition of FRS, totaling $7,407, to operations in fiscal 1995. These charges were determined necessary as management estimated that the amortization of the respective goodwill balances over their remaining lives would not be recovered through the projected non-discounted future cash flows over their respective remaining amortization periods. Other reductions of goodwill related to the reduction of the notes payable due to the sellers of Micro-C as a result of a favorable arbitration award in April 1995. (See Note H -- Long-term Debt.)

NOTE H - LONG-TERM DEBT

Long-term debt at September 30, 1997 and 1996 consists of the following:

                                                  1997         1996
                                                --------     --------
Revolving line of credit                        $ 16,292     $  6,342
10% Senior subordinated notes                      9,727        9,043
7-3/4% Convertible subordinated debentures        10,353       10,326
7% Subordinated convertible promissory notes         883        1,692
Capital lease financing                              507          413
                                                --------     --------
Total long-term debt                              37,762       27,816
Less current portion of long-term debt            (1,177)      (1,974)
                                                --------     --------
                                                $ 36,585     $ 25,842
                                                ========     ========


Bank Financing

In March 1996, in conjunction with the recapitalization of the Company ("Recapitalization"), the Company's operating subsidiary, Aurora Electronics Group, Inc. ("AEG"), entered into a Credit Agreement with a group of lenders which provided for up to $35,000 of borrowings for working capital and for approved acquisitions. Borrowings under the Credit Agreement are secured by substantially all of the assets of AEG. The term of the Credit Agreement was originally five years. The interest rate is based on LIBOR plus 2.75% or the Bank's Base Rate plus 1.25%, with interest rate adjustments based on the ratio of total funded senior debt to the Company's earnings before interest, taxes, amortization and depreciation.

At June 30, 1996, and at various subsequent dates, AEG was not in compliance with certain financial covenants under the Credit Agreement. To obtain waivers of noncompliance from the lenders, on September 30, 1996, the Company, AEG and WCAS (the Company's largest shareholder) entered into a Financial Support Agreement, pursuant to which, with subsequent amendments, WCAS has guaranteed $16,292, the total borrowings currently outstanding under the Credit Agreement, and the Company has granted WCAS warrants to purchase 2,228 Common Shares at prices ranging from $1.025 to $2.10 per share. At September 30, 1997 the Credit Agreement has been amended to waive all events of non-compliance with financial covenants, to eliminate future financial covenants and to establish the maturity date for the facility as April 30, 1999. At present, no additional borrowings are available under the Credit Agreement.

10% Senior Subordinated Notes

In connection with the Recapitalization, the Company issued 10% Notes to its largest shareholder with a face value of $10 million due September 30, 2001. The Notes are shown net of the value of 607 shares of common stock issued simultaneously with the Notes which is reflected as a discount to the related debt. The discount is being amortized through the maturity date of the 10% Notes. Interest on the Notes is payable on March 31 and September 30 of each year beginning September 30, 1996 through maturity. Unpaid interest totaling $500 was added to the principal balance of the Notes in the fourth quarter of fiscal 1997, pursuant to the terms of the Notes. The proceeds of the Notes were used to repay the 9-1/4% Senior Subordinated Notes due November 1996. (See Note K of the Notes to Consolidated Financial Statements -- Stockholders' Equity.)

7-3/4% Convertible Subordinated Debentures

The 7-3/4% Convertible Subordinated Debentures mature April 15, 2001 ("Convertible Debentures") and are shown net of unamortized discount of approximately $98 and $125 at September 30, 1997 and 1996, respectively. The Company is required to make partial sinking fund payments of approximately $117 and $2,516 in 1999 and 2000, respectively. The Convertible Debentures are convertible into Common Stock of the Company at a conversion price, subject to adjustment in certain instances, of $11.66 per share, and are redeemable at the option of the Company at face value plus accrued interest thereon. Interest on the 7-3/4% Debentures is payable on April 14 and October 14 of each year through maturity.

7% Subordinated Convertible Promissory Notes

In connection with the acquisition of Micro-C, the Company issued 7% Notes to the sellers aggregating approximately $7,379. In April 1995, the Company was awarded in arbitration a final settlement which reduced the outstanding balance of the notes to $2,648. Interest on the 7% Notes is payable on March 31 and September 30 of each year beginning March 31, 1993 through maturity. The remaining principal balance of the 7% Notes is due in monthly installments totaling $74 beginning September 30, 1996 through September 30, 1998. The 7% Notes are convertible into shares of the Company's Common Stock at a rate of $11.20 per share, subject to certain adjustments as defined in the note agreements.

Subsequent to September 30, 1997, the Company borrowed $2,800 from its largest shareholder under the terms of a 10% Demand Promissory Note.

Other Long-term Debt

Additional long-term debt consists primarily of secured equipment financing and capital lease obligations with interest rates ranging from 8.9% to 12.9%, due in monthly installments through 1999.

Aggregate maturities of long-term debt for the fiscal years ending September 30 are as follows:, 1998 - $1,177, 1999 - $16,586, 2000 - $2,553 and 2001 -
$17,447.

NOTE I - INCOME TAXES

The provision for income taxes consists of the following:


                                                                 For the years ended September 30,
                                                                 1997       1996       1995
Current provision (benefit) - Federal                          $      -  $        -   $      -
                                                               --------   ---------   --------
                            - State
  Total current provision                                             -           -          -
                                                               --------   ---------   --------

Deferred provision (benefit):
  Net operating loss generated                                   (4,229)     (4,895)    (3,193)
  Net reversal of non-deductible accruals and reserves            1,358         768        213
  Reserve method for allowances for doubtful accounts               230          83       (146)
  Depreciation                                                   (1,774)      1,467        276
  Goodwill amortization                                          (9,689)        532        616
  Deferred benefits not currently recognized                     14,104       2,045      2,234
  Increase in non-utilization of deferred tax asset due
       uncertainty of recovery                                      500       3,234      1,304
  Other                                                              33          72         16
                                                               --------   ---------   --------
       Total deferred provision                                     533       3,306      1,320
                                                               --------   ---------   --------
       Total federal income tax provision                      $    533   $   3,306   $  1,320
                                                               ========   =========   ========


The provision (benefit) for income taxes in the accompanying consolidated statements of operations differs from the amount of tax based on the statutory federal income tax rate as follows:

                                                           For the years ended September 30,
                                                             1997        1996        1995
                                                             ----        ----        ----
Provision (benefits) for income taxes at statutory rate   $(16,684)    $(9,196)    $(4,661)
Nondeductible expenses                                          30       5,794       3,227
Deferred benefit not currently recognized                    3,860       2,045       2,234
Permanent effect of book/tax adjustments                    14,104       1,747          --
Increase in non-utilization of deferred tax asset due
      to uncertainty                                           500       3,234       1,304
State taxes, net of federal benefit                         (1,310)       (614)       (823)
Other                                                           33         296          39
                                                          --------     -------     -------
     Total provision for income taxes                     $    533     $ 3,306     $ 1,320
                                                          --------     -------     -------


The components of the Company's deferred income tax benefit are as follows:

                                                 as of September 30,
                                                 1997          1996
                                                ------       --------
Reserves for discontinued operations           $  1,040       $  1,232
Allowance for doubtful accounts and notes           410            640
Inventory reserves                                  374            318
Nondeductible accruals                              899          1,102
Valuation allowance - current                    (2,723)        (2,792)
                                               --------      ---------
     Current deferred income tax benefit             --            500
                                               --------      ---------
Depreciation                                        659         (1,115)
Net operating loss carryforwards - long-term     18,381         14,152
Capital loss carryback                            2,084          3,218
Tax credits                                         273            158
Goodwill amortization                             8,541         (1,148)
Valuation allowance - long-term                 (29,938)       (15,265)
                                               --------      ---------
     Long-term deferred income tax benefit           --             --
                                               --------      ---------
                                               $     --      $     500
                                               ========      =========


At September 30, 1997, the Company had tax basis net operating losses ("NOLs") of approximately $54,513 available to offset future ordinary taxable income. The utilization of the Company's NOLs will be substantially limited due to the Recapitalization. These carryforwards begin to expire during 2007. The income tax benefit related to these NOLs, as well as to certain reserves recorded by the Company, have been reflected in the deferred income tax asset accounts to the extent they are considered realizable.

The Company has established a valuation allowance for the entire deferred tax asset because it is not likely to be realized in the foreseeable future.

NOTE J - REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has issued, in series, Redeemable Convertible Preferred Stock (the "Shares"), primarily to its largest shareholder. The Shares have a par value of $.01 per share and were issued for $100 per share. The Shares have a liquidation preference of $100 per share plus accrued and unpaid dividends. Dividends accrue at 7% per annum. The Shares (including all unpaid dividends) are convertible into common stock of the Company and are subject to mandatory redemption by the Company on September 30, 2006 at the price of $100 per share plus all accrued and unpaid dividends to the redemption date. The holders of the Shares have voting rights equivalent to the holders of Common Stock on an "as converted" basis. The issues were:

         Series A - 400 shares issued concurrent with the Recapitalization with a current conversion price of $1.91 as adjusted for anti-dilution adjustments.

         Series B - 25 shares issued August 14, 1997 with a current conversion price of $1.37 as adjusted for anti-dilution adjustments.

Subsequent to September 30, 1997, the Company issued an additional 45 shares to its largest shareholder.

NOTE K - STOCKHOLDERS' EQUITY

The Company has 1,000 shares of authorized $.01 par value preferred stock, with none issued or outstanding. The Company has 50,000 shares of authorized $.03 par value Common Stock with 11,590 shares issued and 6,847 shares outstanding at September 30, 1997, (compared to 10,486 and 5,743, respectively, at September 30, 1996).

In October 1995, the Company sold 340 shares of Common Stock to investors in a private placement of equity securities in exchange for proceeds totaling $883, net of issuance costs. Proceeds from the offering were used to make the principal payment due September 30, 1996 on the 7% notes payable.

In March 1996, the Company completed a comprehensive Recapitalization of the Company, pursuant to which the Company (a) sold (i) 400 shares of Redeemable Convertible Preferred Stock, $.01 par value, to WCAS and certain other investors for an aggregate purchase price of $40,000 and (ii) 607 shares of Common Stock, along with a $10,000 10% Senior Subordinated Note due September 2001, to WCAS Capital Partners II, L.P. ("WCAS CP II") for an aggregate purchase price of $10,000, and (b) repurchased 4,268 shares of the Company's Common Stock at $2.875 per share pursuant to a tender offer for up to 6,500 shares of Common Stock.

In consideration for WCAS guaranteeing borrowings under the AEG senior secured revolving credit facility, the Company has granted WCAS warrants to purchase 2,228 Common Shares at prices ranging from $2.10 to $1.025 per share. See Note H
- Long-term Debt.

In connection with AEG's prior Senior Credit Agreement dated May 1994, and the Third Amendment effective September 30, 1995 which was repaid in full as part of the Recapitalization, the Company issued Warrants to the lenders to acquire 397 shares of common stock at $2.18 per share.

NOTE L - EMPLOYEE STOCK AND SAVINGS PLANS

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

Savings plan. The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pretax salary, but not more than statutory limits. The Company contributes a discretionary amount, set by the Board of Directors, for each dollar contributed by a participant, with a maximum of 6% of participant earnings. The Company's matching contribution to the savings plan was $207, $252, and $279 for the years ended September 30, 1997, 1996 and 1995, respectively.

Stock option plan. The Company has a stock option plan for directors, officers, and key employees which provides for incentive and nonqualified stock options. A committee comprised of disinterested directors determines the option price (not less than the fair market value of the stock at the date of grant). The options generally expire ten years from the date of grant and generally vest over four years. As of September 30, 1997, options for 4,420 shares were issued and 988 shares were available for future grants under the plan. Options for 200 shares were issued outside the Stock Option Plan. The new stock option plan was instituted at the time of the Recapitalization. At that time, the Company offered to exchange options issued under prior stock option plans for options under the new plan at the market price per share at the time of the Recapitalization ($2.125).

The Company accounts for its stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. The following pro forma disclosures represent what the Company's net income and earnings per share would have been had the Company recorded compensation cost for these plans in accordance with the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." (SFAS No. 123).

                                                     1997           1996
                                                   --------       --------
Pro forma net loss applicable
  to common stockholders ......................    $(53,497)      $(32,231)
Pro forma EPS .................................    $  (8.01)      $  (4.50)


Because the method of accounting required under Statement No. 123 has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                                            Outstanding Options
                                    -------------------------------------------
                                       Shares
                                    (in thousands)       Range of Option Prices
                                    --------------       ----------------------
Outstanding at September 30, 1994       967                 $6.00 - $12.00
Granted                               1,130                  3.38 -   4.50
Forfeited                              (953)                 7.00 -   8.13
                                     ------                 -----   ------
Outstanding at September 30, 1995     1,144                  3.38 -  11.75
Granted                               4,901                  2.13 -   4.19
Exercised                                (1)                 2.13
Forfeited                            (2,013)                 3.38 -  11.75
                                     ------                 -----   ------
Outstanding at September 30, 1996     4,031                  2.13 -  11.75
Granted                               1,658                  1.00 -   1.75
Forfeited                            (1,269)                 2.13
                                     ------                 -----   ------
Outstanding at September 30, 1997     4,420                 $1.00 - $12.00
                                     ======                 =====   ======

The weighted-average grant-date fair value of options granted during fiscal 1997 and 1996 was $1.18 and $1.67, respectively.

The 4,420 shares under the 1996 plan outstanding at September 30, 1997 and 1996 have a weighted average exercise price of $1.93 and $2.39, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.5% and 6.6%; no expected dividend yield; expected lives of 4 years; expected volatility of 117% in both years.

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

Class Action Settlement

In connection with the settlement of a class action complaint, the parties reached agreement on the terms of a settlement, which required the Company to contribute $250 in cash and $1,250 in Common Stock priced at the issuance date. The balance of the settlement ($1,500 in cash) was funded by the Company's insurer. The settlement was approved on September 5, 1995. In fiscal 1997, the Company issued 775 shares of its Common Stock in final settlement of this action.

NOTE O - EXPORT SALES AND MAJOR CUSTOMERS

Export sales to customers in foreign countries amounted to approximately $16,244, $21,192, and $28,032 in fiscal 1997, 1996 and 1995, respectively.
Revenues from the Company's foreign operations approximated $9,905, $9,278, and $10,109 in 1997, 1996 and 1995, respectively. In fiscal 1997 one customer accounted for approximately 11% of net revenues. One customer accounted for 19% percent or more of net revenues in fiscal 1996 and no customer accounted for more than 10% of net revenues in 1995.

SCHEDULE II

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                             (amounts in thousands)

                                                             Additions
                                          Balance at    Charged to   Charged to
                                        beginning of    costs and      other                    Balance at end
                                          period        expenses      accounts    Deductions     of period
                                          ------        --------      --------    ----------    --------------
FOR THE YEAR ENDED SEPTEMBER 30, 1997

  Allowance for doubtful accounts        $1,209          $  372       $ --      $    845(1)       $  736
                                         ======          ======       ====      ========          ======

  Reserve for discontinued operations    $3,068          $   --       $ --      $    478          $2,590
                                         ======          ======       ====      ========          ======

FOR THE YEAR ENDED SEPTEMBER 30, 1996

  Allowance for doubtful accounts        $1,414          $  410       $ --      $    615(1)       $1,209
                                         ======          ======       ====      ========          ======

  Reserve for discontinued operations    $4,073          $   --       $ --      $  1,005          $3,068
                                         ======          ======       ====      ========          ======
FOR THE YEAR ENDED SEPTEMBER 30, 1995

  Allowance for doubtful accounts        $1,046          $  857       $ --      $    489(1)       $1,414
                                         ======          ======       ====      ========          ======


  Reserve for discontinued operations    $5,024          $   --       $ --      $    951          $4,073
                                         ------          ------       ----      --------          ------


(1)  Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company as of December 20, 1997 were as follows:

NAME                     AGE     PRESENT POSITION                                               SINCE
----                     ---     ----------------                                               -----
Jim C. Cowart            46      Chairman of the Board                                           1992
Harvey B. Cash           59      Director                                                        1993
David A. Lahar           40      Director                                                        1992
Thomas E. McInerney      56      Director                                                        1996
Richard H. Stowe         54      Director                                                        1996
John F. Thompson         55      President and Chief Executive Officer                           1997
Amir Asadi               39      Vice President - Information Systems                            1996
Eric Augusta             52      Vice President - Strategic Planning                             1994
James N. Contardi        34      Senior Vice President & General Manager - Parts Services        1997
George M. Korchinsky     56      Senior Vice President & Managing Director -                     1996
                                   European Operations
Thomas M. Peck           34      Senior Vice President & General Manager -                       1997
                                   PowerSource Division
James Stameson           39      Senior Vice President & General Manager -                       1997
                                   Asset Recovery Services
F. Wayne Withers         62      Senior Vice President & Chief Financial Officer                 1997


JIM C. COWART, since December 31, 1992, has served as the Chairman of the Board and until October 1997 as Chief Executive Officer, and formerly served as Vice President of Strategic Development of the Company. Since February 1992, Mr. Cowart has served as Chairman of EOS Capital, Inc., a private capital firm which has been, from time to time, retained by the Company. Mr. Cowart is also a director of B/E Aerospace, Inc. ("BEAV" - NASD), a leading manufacturer of aircraft cabin interior products. Mr. Cowart has been a director of the Company since October 1992. Mr. Cowart and Mr. Cash are first cousins.

HARVEY B. CASH, from June 1985 to present, has been a general partner of InterWest Partners III, and from June 1989 to present, Mr. Cash has been a general partner of InterWest Partners IV, both of which are venture capital firms. Mr. Cash, since December 1983, has also been a general partner of Berry Cash Southwest Partnership, a venture capital firm. Mr. Cash is a director of Cirrus Logic, Inc. ("CRUS" - NASD), a semiconductor company and ProNet, Inc., ("PNET" - NASD), a distributor of medical pagers and electronic tracking systems. He served as a director of Cyrix Corporation ("CYRX" - NASD), a manufacturer and distributor of math co-processors until it was acquired by National Semiconductor in 1997. Mr. Cash has served as a director of the Company since September 1993. Mr. Cash and Mr. Cowart are first cousins.

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

JOHN F. THOMPSON joined the Company in July 1997 as President and Chief Operating Officer and was appointed Chief Executive Officer in October 1997. Prior to joining the Company, he was employed for thirteen years at Merisel, Inc., or its predecessors, an international distributor of computer accessories, software and peripherals last holding the position of Senior Vice President, Worldwide Operations. His prior experience includes senior management positions with Vidal Sassoon, Inc, Max Factor, Cutter Labs and Mattel Toys.

JAMES N. CONTARDI joined the Company in May 1997. Prior to joining the Company, he was Vice President - Sales and marketing for PC Services Source of Dallas, Texas where he was employed for three years. His earlier experience included nine years in various positions at IBM.

GEORGE M. KORCHINSKY joined Aurora in November 1996. From May 1991 to October 1996, Mr. Korchinsky served as Vice President & Managing Director - Europe, Middle East, Africa for Symantec. From January 1989 to May 1991, Mr. Korchinsky served as General Manager Northern & Central Europe from Cognos Ltd. From January 1987 to January 1989, Mr. Korchinsky served as Managing Director Data Communications Equipment for Paradyne Ltd. and from 1984 to 1987 held various sales, marketing and technical management positions with Paradyne Ltd.

THOMAS M. PECK joined the Company with the acquisition of MicroLine, Inc. in April 1997. Mr. Peck was a founder of and President of MicroLine since 1992. Prior to founding MicroLine, he was an Account Manager with Computer Systems Repair of Secaucas, New Jersey.

JAMES STAMENSON joined the Company in October 1997 after six years with Aeroquip/Vickers Corporation of Los Angeles, California, lastly as Director of Operations of the Vickers Fluid Control and Actuation Division. His prior experience was with Parker Hannifin Corporation and Bertea Industries.

F. WAYNE WITHERS joined the Company in July 1997 following five years as Chief Financial Officer of PrimeSource, Inc. a Dallas, Texas based privately-owned wholesale distributor of building products and construction fasteners. His earlier experience includes Chief Financial Officer positions at public companies Naugles, Inc., Sav-On Drugs, Inc. and Denny's, Inc.

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

ERIC AUGUSTA joined the Company with the acquisition of Century in 1994 and has served in various financial positions since then. Prior to Century, he was a Senior Financial Analysts with Xerox Corporation.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the compensation paid by the Company to the Named Executive Officers during fiscal 1997, 1996 and 1995:



                                                                         Long Term
                                                                        Compensation
                                                                           Awards
                                                                         Securities
                                  Fiscal      Annual   Compensation      Underlying        All Other
                                   Year       Salary       Bonus         Options (#)    Compensation(1)
                                  ------    --------   ------------     ------------    ---------------
Jim C. Cowart(2)                   1997      208,449
  Chairman of the Board &          1996      190,631       10,534       1,334,954(4)        1,968
  former Chief Executive Officer   1995      168,080      112,742(3)       66,000(5)        4,126

John P. Grazer(6)                  1997      157,257      150,000                           4,303
  Former President and             1996      170,936       10,514         899,668(7)        3,963
  Chief Financial Officer          1995      143,322      106,425(3)       66,000(5)        4,893

Richard A. Kain                    1997      178,001                                        2,772
  Senior Vice President,           1996      144,616       36,000         100,000(8)        4,726
  North American Operations        1995       45,000        3,125          20,000(5)

Amir Asadi                         1997      127,891
  Vice President -                 1996       55,289
  Information Systems

Stephan F. Weber                   1997      122,791
 Vice President -                  1996       39,570
 Marketing


(1) The amounts in this column consist only of Company contributions under the Company's 401(k) plan.

(2) Mr. Cowart resigned as Chief Executive Officer of the Company on October 22, 1997. See - EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

(3) In connection with the Recapitalization, Messrs. Cowart and Grazer received bonuses in the amounts of $112,000 and $105,000, respectively, in respect of 1995 performance that became payable in the event that a satisfactory recapitalization of the Company was obtained.

(4) During May 1996, Mr. Cowart surrendered for cancellation all of his outstanding options to purchase shares of Common Stock, and he was issued replacement options under the Company's 1996 Stock Option Plan (the "1996 Plan") to purchase an aggregate of 1,334,954 shares of Common Stock.

(5) During May 1995, the Compensation and Stock Option Committee of the Board of Directors offered each optionee the opportunity to surrender for cancellation his or her outstanding options and replace such outstanding options with non-qualified stock options to acquire eighty percent (80%) of the number of shares of the options as canceled, at a price per share equal to twenty-five cents ($0.25) over the closing price of the Common Stock on May 15, 1995.

(6) On October 22, 1996, the Company and Mr. Grazer entered into an employment agreement concurrent with Mr. Grazer becoming President as well as Chief Financial Officer that provided for a one-time bonus for accepting the position of $150,000, annual base salary of $175,000 and other provisions relating to stock options and severance benefits. Mr. Grazer resigned from the Company effective in May of 1997 and the agreement terminated. See - EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

(7) During May 1996, Mr. Grazer surrendered for cancellation all of his outstanding options to purchase shares of Common Stock, and he was issued replacement options under the 1996 Plan to purchase an aggregate of 899,668 shares of Common Stock.

(8) During May 1996, Mr. Kain surrendered for cancellation all of his outstanding options to purchase shares of Common Stock, and he was issued replacement options under the 1996 Plan to purchase an aggregate of 100,000 shares of Common Stock.

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

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

Jim C. Cowart. Mr. Cowart and the Company entered into an employment letter effective as of May 18, 1995, pursuant to which he served as Chairman of the Board and Chief Executive Officer of the Company. Under the employment letter, Mr. Cowart receives an annual base salary and an incentive bonus based upon certain financial performance targets of the Company. If the Company terminates Mr. Cowart's employment without cause (as defined in the letter), Mr. Cowart's compensation and option vesting will continue for twelve (12) months. In the event of a change of control of the Company, Mr. Cowart's stock options vest immediately, and his compensation will continue for a period of two years. On October 22, 1997 Mr. Cowart resigned as Chief Executive Officer and agreed to continue as Chairman of the Board pursuant to the terms of the employment letter until October 21, 1998.

John P. Grazer. Mr. Grazer and the Company entered into an employment letter effective as of October 22, 1996, pursuant to which he served as President and Chief Financial Officer of the Company. Under the employment letter, Mr. Grazer received an annual base salary and an incentive bonus based upon certain financial performance targets of the Company. If the Company terminates Mr. Grazer's employment without cause (as defined in the letter), Mr. Grazer's compensation will continue for fifteen (15) months. In the event of a change of control of the Company that leads to Mr. Grazer's termination, Mr. Grazer's compensation will continue for a period of fifteen (15) months, and his stock options will vest immediately (unless otherwise determined by the Compensation Committee). Mr. Grazer resigned from the Company effective in May of 1997 and the agreement terminated.

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

Harvey B. Cash, Thomas E. McInerney (Chairman) and Richard H. Stowe served on the Compensation and Stock Option Committee of the Board of Directors during the last fiscal year. Neither Mr. Cash, Mr. McInerney nor Mr. Stowe are current or former officers or employees of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table and notes thereto set forth certain information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 1997 by (i) each of the "Named Executive Officers" (as defined in Regulation S-K to the 1933 Securities Act, as amended), (ii) each director of the Company,
(iii) each beneficial owner of more than 5% of the Company's Common Stock and
(iv) all executive officers and directors of the Company as a group.

Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned:


                                                                 AMOUNT AND
                                                                  NATURE OF             PERCENT
          NAMES AND ADDRESSES                       CLASS OF      BENEFICIAL         OF OUTSTANDING
          OF BENEFICIAL OWNERS                       STOCK      OWNERSHIP (1)            SHARES
          --------------------                      --------    -------------        --------------
Harvey B. Cash (*)                                  Common          164,712 (3)            0.46%
Jim C. Cowart (*)/(**)                              Common          688,834 (4)            1.91%
David A. Lahar (**)                                 Common          671,546 (5)            1.86%
Thomas E. McInerney (*)                             Common       26,044,306 (6)(7)        72.10%
Richard H. Stowe (*)                                Common       26,027,330 (6)(8)        72.05%
John P. Grazer                                      Common          158,418 (9)             ***
Richard A. Kain                                     Common           77,550 (10)            ***
Amir Asadi                                          Common           28,125 (11)            ***
Stephan F. Weber                                    Common            9,375 (12)            ***
WCAS Capital Partners II, L.P. (2)                  Common          682,960 (13)           1.89%
Welsh, Carson, Anderson & Stowe VII, L.P. (2)       Common       27,100,151 (14)          75.02%
WCAS Information Partners, L.P. (2)                 Common          340,096 (15)           0.94%

Directors and Executive Officers
     as a group (5 persons)                                      27,569,398 (16)          76.32%

*   Director
**  Named Executive Officer
*** Less than one percent (1)

(1) Sole voting and investment power unless otherwise indicated, subject to community property laws where applicable. Shares of Common Stock that can be acquired through the conversion of Convertible Preferred Stock are deemed outstanding for the purpose of computing the percentage of beneficial ownership. Shares of Common Stock that were not outstanding but that could be acquired through the exercise of stock options, warrants or the conversion of convertible debentures within 60 days of January 31, 1997 are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by a particular person. However, such shares are not deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

(2)      Address at:
         320 Park Avenue, Suite 2500
         New York, NY 10022-6815

(3) Includes (i) currently exercisable stock options to purchase 40,000 shares of the Company's Common Stock, (ii) 2,000 shares of the Company's Convertible Preferred Stock directly owned by Mr. Cash, which if converted, represents 104,712 shares of Common Stock and (iii) 20,000 shares of Common Stock owned by Mr. Cash.

(4) Includes (i) currently exercisable stock options to purchase 688,834 shares of the Company's Common Stock, (ii) 2,000 shares of the Company's Convertible Preferred Stock directly owned by Mr. Cowart, which if converted, represents 104,714 shares of Common Stock and (iii) 47,729 shares of Common Stock owned by Mr. Cowart.

(5) Includes (i) currently exercisable stock options to purchase 676,546 shares of the Company's Common Stock and (ii) 21,287 shares of Common Stock owned by Mr. Lahar.

(6) Messrs. McInerney and Stowe are general partners of the respective sole general partners of WCAS Capital Partners II, L.P., Welsh, Carson, Anderson & Stowe VII, L.P. and WCAS Information Partners, L.P., and may be deemed to beneficially own the shares of Common Stock and Convertible Preferred stock owned by such partnerships

(7) Includes (i) currently exercisable stock options to purchase 30,000 shares of the Company's Common Stock, (ii) 2,067 shares of the Company's Convertible Preferred Stock owned directly by Mr. McInerney, which if converted, represents 119,001 shares of Common Stock, (iii) 607,211 shares of the Company's Common Stock beneficially owned by WCAS Capital Partners, II L.P., (iv) 433,319 shares of the Company's Convertible Preferred Stock, which if converted, represents 24,947,998 shares of Common Stock beneficially owned by Welsh, Carson, Anderson & Stowe VII, L.P. and (v) 5,907 shares of the Company's Convertible Preferred Stock, which if converted, represents 340,096 shares of Common Stock beneficially owned by WCAS Information Partners, L.P.

(8) Includes (i) currently exercisable stock options to purchase 30,000 shares of the Company's Common Stock, (ii) 1,772 shares of the Company's Convertible Preferred Stock owned directly by Mr. Stowe, which if converted, represents 102,024 shares of Common Stock, (iii) 607,211 shares of the Company's Common Stock beneficially owned by WCAS Capital Partners, II L.P., (iv) 433,319 shares of the Company's Convertible Preferred Stock, which if converted, represents 24,947,998 shares of Common Stock beneficially owned by Welsh, Carson, Anderson & Stowe VII, L.P. and (v) 5,907 shares of the Company's Convertible Preferred Stock, which if converted, represents 340,096 shares of Common Stock beneficially owned by WCAS Information Partners, L.P. .

(9) Includes (i) currently exercisable stock options to purchase 154,987 shares of the Company's Common Stock, and (ii) 3,431 shares of Common Stock.

(10) Includes (i) currently exercisable stock options to purchase 154,987 shares of the Company's Common Stock.

(11) Includes (i) currently exercisable stock options to purchase 154,987 shares of the Company's Common Stock.

(12) Includes (i) currently exercisable stock options to purchase 154,987 shares of the Company's Common Stock.

(13) Reflects ownership of 607,211 shares of Common Stock beneficially owned and warrants to purchase 75,749 shares of common stock.

(14) Reflects ownership of 433,319 shares of Convertible Preferred Stock, which if converted, represents 24,947,998 shares of Common Stock and warrants to purchase 2,152,153 shares of common stock.

(15) Reflects ownership of 5,907 shares of Convertible Preferred Stock, which if converted, represents 340,096 shares of Common Stock.

(16) Includes (i) 92,447 shares of Common Stock, (ii) 1,755,367 shares of Common Stock issuable upon exercise of stock options and (iii) 379,050 shares of Convertible Preferred Stock, which if converted, represents 17,837,647 shares of Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 12, 1998

                            AURORA ELECTRONICS, INC.


By: /s/ F. Wayne Withers
   ------------------------
F. Wayne Withers, Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on January 12, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                                            TITLE
---------                                            -----
/s/ John F. Thompson                  President and Chief Executive Officer
---------------------------           (Principal Executive Officer)
John F. Thompson

/s/ Jim C. Cowart                     Chairman
---------------------------
Jim C. Cowart

/s/ Harvey B. Cash                    Director
---------------------------
Harvey B. Cash

/s/ David A. Lahar                    Director
---------------------------
David A. Lahar

/s/ Thomas E. McInerney               Director
---------------------------
Thomas E. McInerney

/s/ Richard H. Stowe                  Director
---------------------------
Richard H. Stowe

                               INDEX TO EXHIBITS

Exhibit
Number                                  Description of Exhibits
------                                  -----------------------
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

4.8 Aurora Electronics, Inc. Common Stock Purchase Warrant, dated September 30, 1996, issued to Welsh, Carson, Anderson & Stowe VII, L.P.

4.9 Aurora Electronics, Inc. Common Stock Purchase Warrant, dated September 30, 1996, issued to WCAS Capital Partners II, L.P.

4.10 Form of Aurora Electronics, Inc. Common Stock Purchase Warrant, issued to Welsh, Carson, Anderson & Stowe VII, L.P.

4.11 Form of Aurora Electronics, Inc. Common Stock Purchase Warrant, issued to WCAS Capital Partners II, L.P.

*4.12 Welsh, Carson, Anderson & Stowe January 6, 1998 Waiver of Right to Receive Warrants under Financial Support Agreement, dated as of September 30, 1996, as amended.

*4.13 Certificate of Designations, Preferences and Relative Rights of Series B Preferred Stock dated August 14, 1997 relating to 25,000 shares of Series B Preferred Stock.

*4.14 Certificate of Designations, Preferences and Relative Rights of Series C Preferred Stock dated October 2, 1997 relating to 25,000 shares of Series C Preferred Stock.

*4.15 Certificate of Designations, Preferences and Relative Rights Regarding Series D Preferred Stock dated October 2, 1997 relating to 20,000 shares of Series D Preferred Stock.

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

10.4 Letter Agreement, dated October 22, 1996, between the Company and John P. Grazer relating to employment.

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

*10.38 Letter Agreement, dated November 21, 1997, between the Company and John F. Thompson relating to employment.

*10.39 Amended and Restated Financial Support Agreement, among Aurora Electronics, Inc., Aurora Electronics Group, Inc., Welsh, Carson, Anderson & Stowe VII, L.P., and WCAS Capital Partners
                 II, L.P., dated as of            , 1997.

*10.40 Securities Purchase Agreement dated August 14, 1997 between Aurora Electronics, Inc. and Welsh, Carson, Anderson & Stowe VII, L.P. for the purchase of Aurora Electronics, Inc. Series B Preferred Stock.

*10.41 Securities Purchase Agreement dated October 2, 1997 between Aurora Electronics, Inc. and Welsh, Carson, Anderson & Stowe VII, L.P. for the purchase of Aurora Electronics, Inc. Series C Preferred Stock.

*10.42 Securities Purchase Agreement dated October 24, 1997 between Aurora Electronics, Inc. and Welsh, Carson, Anderson & Stowe VII, L.P. for the purchase of Aurora Electronics, Inc. Series D Preferred Stock.

*10.43 Senior Subordinated Note Purchase Agreement among Aurora Electronics, Inc. and Welsh, Carson, Anderson & Stowe VII, L.P.

*10.44 Form of $2,800,000 10% Senior Subordinated Demand Note dated December 5, 1997 between Aurora Electronics, Inc., as payor, and Welsh, Carson, Anderson & Stowe VII, L.P., as payee.

*11              Computation of Earnings Per Share

21.1             Subsidiaries of the Company:

21.2

                                                                   JURISDICTION
                      NAME                                       OF INCORPORATION
                 Aurora Electronics Group, Inc.                    California
                 Aurora Electronics Limited                        United Kingdom

*23.1            Consent of Arthur Andersen LLP

*27              Financial Data Schedule



*Filed herewith.