Form 10-Q
period 1997-12-26
AURORA ELECTRONICS INC
filed 1998-02-09
CIK 319237

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                                   (MARK ONE)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 26, 1997

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

     Title of Each Class of Common Stock               Number Outstanding
       Common Stock, $0.03 par value                   6,847,966 shares

INDEX

                                                                                         PAGE
PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements
              Consolidated Balance Sheets as of December 26, 1997 and September 30,        3
                 1997
              Consolidated Statements of Operations for the Three Months Ended             4
                  December 26, 1997 and December 29, 1996
              Consolidated Statements of Cash Flows for the Three Months Ended             5
                  December 26, 1997 and December 29, 1996
              Notes to Unaudited Consolidated Financial Statements                         6
Item 2.       Management's Discussion and Analysis of Financial Condition and              7
                   Results of Operations
PART II.      OTHER INFORMATION                                                           10
Signatures                                                                                11
Index to Exhibits                                                                         12

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                       December 26, September 30,
                                                                                          1997         1997
                                                                                        ---------    ---------
                                                  ASSETS
Current assets:
     Cash and cash equivalents                                                          $   2,571    $     323
     Accounts receivable                                                                    4,393        5,480
     Inventories                                                                            2,989        3,389
     Other current assets                                                                     409          449
                                                                                        ---------    ---------
Total current assets                                                                       10,362        9,641

Net property and equipment                                                                  2,406        3,023

Total intangible and other assets                                                           1,811        1,965

                                                                                        ---------    ---------
Total Assets                                                                            $  14,579    $  14,629
                                                                                        =========    =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                  $     952    $   1,177
     Accounts payable                                                                       5,741        6,846
     Accrued personnel expenses                                                             1,506        1,904
     Accrued interest expense                                                                 378          503
     Current portion of reserve for discontinued operations                                   702          702
     Other current liabilities                                                                989        1,622
                                                                                        ---------    ---------
Total current liabilities                                                                  10,268       12,754

Long-term portion reserve for discontinued  operations                                      1,817        1,888

Total long-term debt                                                                       39,640       36,585

Redeemable convertible preferred stock                                                     52,033       46,722

Stockholders' equity:
     Common stock, 10,486                                                                     348          348
     Additional paid-in capital                                                            62,438       62,443
     Treasury stock, at cost 4,743 shares                                                 (16,639)     (16,639)
     Accumulated deficit                                                                 (135,326)    (129,472)
                                                                                        ---------    ---------
Total stockholders' equity                                                                (89,179)     (83,320)
                                                                                        ---------    ---------
Total Liabilities and Stockholders' Equity                                              $  14,579    $  14,629
                                                                                        ---------    ---------



The accompanying notes are an integral part of these financial statements.

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                          Three months ended
                                                                       ---------------------------
                                                                       December 26,   December 29
                                                                           1997           1996
                                                                       ----------      -----------
Net Revenues                                                             $  8,324       $ 17,248
Cost of sales                                                               7,049         13,379
                                                                         --------       --------
Gross profit                                                                1,275          3,869

Operating Expenses
     Selling , general and administrative                                   5,122          5,063
     Amortization of intangibles                                               25            251
                                                                         --------       --------
Operating loss                                                             (3,872)        (1,445)

     Interest expense                                                      (1,036)          (901)
     Other income (expense)                                                   (94)            22
                                                                         --------       --------
Loss before provision for income taxes                                     (5,002)        (2,324)
Provision for income taxes                                                                    (8)
                                                                         --------       --------
                                                                         $ (5,002)      $ (2,316)
                                                                         ========       ========

Dividends on preferred stock                                                 (812)          (700)
                                                                         --------       --------
Net loss to common stockholders                                          $ (5,814)      $ (3,016)
                                                                         ========       ========


                                                                         --------       --------
Basic net loss per common share outstanding                              $  (0.85)      $  (0.53)
                                                                         ========       ========

Average common shares outstanding                                           6,848          5,743

                                                                         --------       --------
Diluted net loss per common and common equivalent share outstanding      $  (0.85)      $  (0.53)
                                                                         ========       ========

Average common and common equivalent shares outstanding                     6,848          5,743


The accompanying notes are an integral part of these financial statements.

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                   ------------------------------
                                                                                    December 26,     December 29,
                                                                                        1997            1996
                                                                                   ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss from continuing operations                                                 $   (5,002)    $  (2,316)
        Adjustments to reconcile loss from continuing operations
           to net cash flows from operating activities:
           Depreciation and amortization                                                    374           722
           Non-cash interest expense                                                        397
           Loss on disposition of assets                                                     72
           Changes in assets and liabilities, net of acquisitions:
               Trade receivables, inventories and other assets                            1,527           859
               Accounts payable, accrued compensation and other liabilities              (2,176)       (1,331)
               Accrued interest and income taxes receivable/payable                        (126)          (56)
                                                                                     ----------     ---------
        Net cash flows from continuing operations                                        (4,934)       (2,122)
        Net cash flows from discontinued operations                                         (72)         (114)
                                                                                     ----------     ---------
     Net cash flows from operating activities                                            (5,006)       (2,236)
                                                                                     ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                                           (87)         (631)
     Proceeds from sale of assets                                                           330
                                                                                     ----------     ---------
     Net cash flows from investing activities                                               243          (631)
                                                                                     ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on debt                                                                      (289)
     Issuance of preferred stock                                                          4,500
     Advances under line of credit                                                                      1,581
     Advances under demand notes                                                          2,800
     Repayments under line of credit                                                                     (116)
                                                                                     ----------     ---------
     Net cash flows from financing activities                                             7,011         1,465
                                                                                     ----------     ---------
Net change in cash and cash equivalents                                                   2,248        (1,402)

Cash and cash equivalents at beginning of period                                            323         1,537
                                                                                     ----------     ---------
Cash and cash equivalents at end of period                                           $    2,571     $     135
                                                                                     ----------     ---------

The accompanying notes are an integral part of these financial statements.

                    AURORA ELECTRONICS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

NOTE A.  CURRENT FINANCIAL CONDITION

During the fiscal years ended September 30, 1997, 1996 and 1995 and the first quarter of fiscal 1998, the Company experienced significant declines in revenues and increasing levels of operating losses. As a result of these losses, at December 26, 1997, the Company has a deficit of $89,179 in stockholders' equity and working capital of $94. In addition, since a recapitalization of the Company in March 1996, the Company has relied upon the financial support of its largest shareholder for additional capital and to maintain its existing credit facilities. The Company's losses have continued into the current fiscal year, are expected to continue for the foreseeable future, and the Company will require additional funding and financial support from its largest shareholder or another third party. There can be no assurance that such additional funding and financial support will be available on acceptable terms, or that such funds, if available, would enable the Company to continue operating. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

On January 30, 1998, the Company and its largest shareholder, Welsh, Carson, Anderson & Stowe (WCAS), entered into an agreement whereby the Company would merge with The Cerplex Group, Inc., a supplier of repair services to the electronics industry. As a result of the merger, Cerplex would become a wholly-owned subsidiary of Aurora, and the current equity holders of Cerplex would be entitled to receive in a tax-free exchange approximately 25% of the post-merger, fully-diluted common stock of Aurora, after giving effect to the WCAS financing described below. Under the terms of the agreement, each share of Cerplex common stock would convert into 1.076368 shares of Aurora common stock.

The merger is subject to Cerplex stockholder approval, regulatory approvals and the satisfaction of certain other conditions precedent, including securing acceptable senior bank financing. Cerplex stockholders holding more than 50% of Cerplex's voting securities have executed proxies and options agreements whereby such holders have committed to voting in favor of the merger. No assurance can be given, however, that the other conditions precedent will be achieved. The merger is expected to completed by the end of April 1998. Following the completion of the merger, Aurora will change its name to The Cerplex Group, Inc. and the combined company will operate under that name.

Subject to the merger, WCAS has agreed to provide additional financing to Aurora, in the form of $18,000 of new preferred stock and $15,000 of new subordinated debt, and to exchange approximately $11,000 of outstanding Aurora subordinated debt and accrued interest for $3,300 of new preferred stock. After giving effect to the merger and the WCAS financing, WCAS would own approximately 69.2% of the fully-diluted common stock of Aurora. Consequently, if none of the Aurora stockholders (other than WCAS and its affiliates) elect to participate in the rights offering described below, the public stockholders would own approximately 5.8% of the fully-diluted common stock of Aurora following the merger. The proceeds of the WCAS financing and the proposed new senior bank financing would be used to repay approximately $30,000 of outstanding senior bank obligations of Cerplex. In addition, at the effective time of the merger, approximately $18,000 of outstanding subordinated notes of Cerplex, which have been purchased by WCAS, would be canceled and exchanged for $5,700 of the new subordinated notes of Aurora.

Aurora contemplates offering to all of its existing stockholders the right to purchase a pro rata share of the new preferred stock and new subordinated notes. The rights offering will be made only by means of a prospectus. As noted, any stockholder not electing to participate in this offering would experience substantial dilution of its existing equity interest in Aurora.

Unless the merger is consummated and the new financing put into place, management believes that the Company will continue to experience operating losses and negative cash flow in fiscal 1998 and does not have additional funds available to it pursuant to its bank Credit Agreement. WCAS has provided the Company financial support by loan guarantees, preferred stock purchases and direct loans; however, there can be no assurance that such additional capital will continue be available to the Company. Absent continued financial support of WCAS, it is unlikely that the Company can successfully implement its 1998 business plans and strategies.


NOTE B.  BASIS OF PRESENTATION

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

Certain information in footnote disclosure normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with

Management's Discussion and Analysis and financial statements and notes thereto included in the Aurora Electronics, Inc. 1997 Annual Report on Form 10-K.

NOTE C.  EARNINGS PER SHARE OF COMMON STOCK

The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128), in February 1997, which is effective for both interim and annual periods ending after December 15, 1997. The Company has adopted FAS 128 in this first quarter of fiscal 1998. FAS 128 requires the presentation of "basic earnings per share," which represents income available to common stockholders divided by the weighted average number of common shares outstanding for the period. A presentation of "diluted earnings per share" is also required, which is similar to the previous presentation of fully diluted earnings per share. FAS 128 requires restatement of all prior-period earnings per share data presented.

The Company's Redeemable, Convertible Preferred Stock, 7-3/4% Convertible Subordinated Debentures due April 15, 2001, and 7% Subordinated Convertible Promissory Notes (the "7% Notes") due September 30, 1997, were not common stock equivalents at the time of issuance and are therefore not included in the calculation of diluted earnings per share.

NOTE D.  INVENTORIES

Inventories consisted of the following:

                                          DECEMBER 26, 1997   SEPTEMBER  30, 1997
Spare and repair parts                           $   -0-             $   317
Work in process                                      107                  94
Finished goods and purchased product               2,882               2,978
                                                  ------               -----
Total inventories                                $ 2,989             $ 3,389
                                                 =======             =======

NOTE E.    WARRANTS

At June 30, 1996, and at various subsequent dates, the Company was not in compliance with certain financial covenants under its bank Credit Agreement. To obtain waivers of noncompliance from the lenders, on September 30, 1996, the Company, and WCAS entered into a Financial Support Agreement, pursuant to which, with subsequent amendments, WCAS has guaranteed $16,292, the total borrowings currently outstanding under the Credit Agreement, and the Company has granted WCAS warrants to purchase 2,654 Shares of Common Stock at prices ranging from $1.025 to $2.10 per share. The Credit Agreement has been amended to waive all events of non-compliance with financial covenants, to eliminate future financial covenants and to establish the maturity date for the facility as April 30, 1999. At present, no additional borrowings are available under the Credit Agreement


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (In thousands)

OVERVIEW

Aurora Electronics, Inc. (the "Company" or "Aurora") provides spare parts distribution and electronics recycling services to major personal computer manufacturers and field service organizations. In October of 1997, the Company completed the sale of the remainder of its depot repair services operation and sold its Irvine, Scotland recovery processing facility. A reserve for the losses resulting from these transactions was accrued in the fourth quarter of fiscal 1997. Aurora now operates facilities in the United States and the Netherlands.

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 26, 1997 AND DECEMBER 29, 1996

Net revenues for the first quarter of fiscal 1998 were $8,324, as compared to $17,248 in net revenues for the corresponding quarter in the prior fiscal year. The Company's decline in revenues was due substantially to a continued decline in the average sales prices for DRAM memory chips in the Asset Recovery Division and an overall decline in the prices of computer repair parts in its Parts Services Division and in part to the shut down of the depot repair services operations.

Gross profit for the first quarter of fiscal 1998 was $1,275 (15.3% of net revenues), as compared to $3,869 (22.4% of net revenues) for the first quarter of fiscal 1997. The decrease in gross profit was due primarily to the decline in revenues from electronics recycling and spare parts distribution mentioned above.

Selling, general and administrative expenses for the first quarter of fiscal 1997 were $5,122 (61.5% of net revenues), as compared to $5,063 (29.4% of net revenues) for the same quarter of the prior fiscal year. The increase as a percent of revenues was due to the significant decline in revenues noted above. Amortization expense for the first quarter of fiscal 1997 was $25 compared to $251 for the first quarter of fiscal 1996. The decrease was due to the write-off in the fourth quarter of fiscal 1997 of goodwill related to the acquisition of Century Computer Marketing..

Net interest expense for the first quarter of fiscal 1998 was $1,036, or 12.5% of revenues, as compared to $901, or 5.2% of revenues, for the same period in fiscal 1997. The increase in interest expense is due to higher loan balances on the Company's revolving credit facility.

Net loss to common stockholders for the quarter was $5,814, as compared to net loss of $3,016 for the first quarter of fiscal 1997. The loss in the quarter is the result of operating losses from electronics recycling and spare parts distribution.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment, and required debt principal payments. The Company's working capital was $94 as of December 26, 1997, as compared to working capital deficit of $3,113 as of September 30, 1997. The working capital increase was the result of the purchase of $2,500 of Series C Redeemable Convertible Preferred stock by Welsh, Carson Anderson & Stowe (WCAS), the Company's largest shareholder, on October 2, 1997, the purchase of $2,000 of Series D Redeemable Convertible Preferred Stock by WCAS on October 24, 1997, and a $2,800 loan from WCAS on December 2, 1997.

WCAS provided the Company an additional $1,200 in debt financing in January of 1998.

As reported in a Form 8-K filed with the Commission on February 6, 1998, Aurora executed a definitive merger agreement with The Cerplex Group, Inc. ("Cerplex"), a supplier of repair services to the electronics industry, on January 30, 1998. As a result of the merger, Cerplex would become a wholly-owned subsidiary of Aurora, and the current equity holders of Cerplex would be entitled to receive in a tax-free exchange approximately 25% of the post-merger, fully-diluted common stock of Aurora, after giving effect to the WCAS financing described below. Under the terms of the agreement, each share of Cerplex common stock would convert into 1.076368 shares of Aurora common stock.

The merger is subject to Cerplex stockholder approval, regulatory approvals, and the satisfaction of certain other conditions precedent, including securing acceptable senior bank financing. Cerplex stockholders holding more than 50% of Cerplex's voting securities have executed proxies and options agreements whereby such holders have committed to voting in favor of the merger. No assurance can be given, however, that the other conditions precedent will be achieved. The merger is expected to completed by the end of April 1998. Following the completion of the merger, Aurora will change its name to The Cerplex Group, Inc. and the combined company will operate under that name.

Subject to the merger, WCAS has agreed to provide additional financing to Aurora, in the form of $18,000 of new preferred stock and $15,000 of new subordinated debt, and to exchange approximately $11,000 of outstanding Aurora subordinated debt and accrued interest for $3,300 of new preferred stock. After giving effect to the merger and the WCAS financing, WCAS would own approximately 69.2% of the fully-diluted common stock of Aurora. Consequently, if none of the Aurora stockholders (other than WCAS and its affiliates) elect to participate in the rights offering described below, the public stockholders would own approximately 5.8% of the fully-diluted common stock of Aurora following the merger. The proceeds of the WCAS financing and the proposed new senior bank financing would be used to repay approximately $30,000 of outstanding senior bank obligations of Cerplex. In addition, at the effective time of the merger, approximately $18,000 of outstanding subordinated notes of Cerplex, which have been purchased by WCAS, would be canceled and exchanged for $5,700 of the new subordinated notes of Aurora.

Aurora contemplates offering to all of its existing stockholders the right to purchase a pro rata share of the new preferred stock and new subordinated notes. The rights offering will be made only by means of a prospectus. As noted, any stockholder not electing to participate in this offering would experience substantial dilution of its existing equity interest in Aurora.

Unless the merger is consummated and the new financing put into place, management believes that the Company will continue to experience operating losses and negative cash flow in fiscal 1998 and does not have additional funds available to it pursuant to its bank Credit Agreement. WCAS has provided the Company financial support by loan guarantees, preferred stock purchases and direct loans; however, there can be no assurance that such additional capital will continue be available to the Company. Absent continued financial support of WCAS, it is unlikely that the Company can successfully implement its 1998 business plans and strategies.


OUTLOOK AND UNCERTAINTIES

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect thereto, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; and
(iii) the Company's business growth strategies. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the following:

Market in Early Stages of Development

Aurora believes that the market for its spare parts distribution and electronics recycling services is in the early stages of development and that awareness among certain potential customers of the availability of these services may be relatively low. While Aurora believes that it offers a mutually beneficial solution to large customers' and field service organizations' spare parts, recycling and asset recovery requirements, and has therefore targeted these entities as its primary potential customers, there is no assurance that these entities will choose to make use of these services, continue to outsource their spare parts, recycling and asset recovery needs, or choose not to become direct competitors of Aurora. Aurora addresses these issues in many ways, particularly including the development of information tools to use in its business, and the installation of information processing software. These projects require large budgets and manpower commitments, and have uncertain time schedules. Successful completion of these projects is not certain, and a failure of these projects may have adverse consequences for the development of Aurora's business and/or its ability to compete successfully.

Dependence on the Computer Industry

Aurora's business is dependent upon the continued growth, viability and financial stability of its customers and potential customers in the computer industry. The computer industry has been characterized by rapid technological change, compressed product life cycles, and pricing and margin pressures. While these factors could be beneficial to Aurora's business, such factors affecting segments of the computer industry in general, and Aurora's customers in particular, could have an adverse effect on Aurora's business.

Inventory Obsolescence

The market for personal computers and subsystems is characterized by rapidly changing technology and frequent new product introductions. Innovations and improvements in computer and subsystem design, engineering and production may shorten the useful lives of existing systems and associated spare parts. Such rapid changes and improvements in technology, coupled with the need to maintain sufficient inventory levels of spare parts to ensure ready availability, subject Aurora to the risk of inventory obsolescence.

Lack of Long-Term Supply Contracts

Aurora's success is dependent on its ability to continue to sell spare parts to its customers and to attract a reliable stream of recyclable material from its customers. Generally, Aurora distributes spare parts to, and receives its recyclable material from, customers pursuant to non-exclusive contracts that to do not contain guaranteed or minimum quantities and are subject to cancellation on short notice at the customer's discretion. There is no assurance that Aurora's customers will continue to do business with Aurora. The termination of a material contract or any substantial decrease in demand for spare parts or of the supply of recyclable material from significant customers could result in a significant decrease in Aurora's sales.

Dependence on Key Personnel

The success of Aurora is dependent, in part, upon key management personnel. The loss of the services of any of Aurora's key management personnel could have a material adverse effect on Aurora. Expansion of Aurora's business may require additional managers and employees with industry experience. Competition for skilled management personnel in the industry is intense.

Competition

Aurora competes with the in-house repair and service centers of OEMs and TPMOs. There is no assurance that these companies will choose to outsource their repair and service needs. Moreover, the independent spare parts distribution and the electronic recycling services industry is fragmented with widespread competition from a variety of small independent suppliers. Aurora believes that competition for OEM, TPMO, and MVSO customers is based on a number of factors, including:
(i) breadth of parts distributed; (ii) ability to offer sophisticated inventory and materials management programs; (iii) ability to offer rapid delivery and sophisticated logistics programs; and (iv) price. Among Aurora's major independent competitors are DecisionOne, Data Trend, PC Service Source, and The Cerplex Group, Inc. Certain of these competitors are larger in total company revenue or have larger capitalizations than Aurora.

Control by Major Shareholder

As a result of the Recapitalization of Aurora in March 1996, WCAS, and their affiliates, currently own approximately 79.5% of Aurora's voting stock. As a result, WCAS is able to elect the entire Board of Directors, to determine the outcome of all corporate actions requiring shareholder approval, and otherwise control the business affairs of Aurora. The Aurora Board has authority under the Aurora Charter to issue shares of Aurora Preferred Stock in one or more series and fix the rights, preferences, privileges, and restrictions granted to or imposed upon any unissued shares of preferred stock. The issuance of preferred stock may adversely affect voting and dividend rights, rights upon liquidation, and other rights of holders of Aurora Common Stock. The issuance of Aurora Preferred Stock and the control by WCAS and their affiliates may have the effect of delaying, deferring, or preventing a change of control of Aurora.

Future Capital Needs; Uncertainty of Additional Financing; Dependence on Major Shareholder

During portions of fiscal years 1996 and 1997, Aurora was in default under its Credit Agreement. In the past, Aurora has successfully renegotiated waivers and amendments to its Credit Agreement. The Credit Agreement has been amended to waive all events of non-compliance with financial covenants, to eliminate future financial covenants, and to establish a maturity date for the facility as April 30, 1999. At present no additional borrowings are available under the Credit Agreement. Aurora's ability to raise additional capital depends on WCAS's approval. In the recent past, WCAS has displayed its continuing commitment to Aurora through a series of debt and equity financings. Absent continued financial support of WCAS, however it is unlikely that Aurora can successfully implement its 1998 business plans and strategies. These matters raise substantial doubt about Aurora's ability to continue as a going concern. In connection with the proposed Merger, WCAS has committed to providing approximately $33 million in new financing to the combined company. If the Merger is not consummated, however, no assurance can be given that WCAS will continue its financial support to Aurora.

Discontinued Operations; Change in Strategy

Aurora has adopted a plan to discontinue its depot repair business, a line of business that historically generated significant amount of sales and revenue, but which recently experienced a continuous decline in sales and revenue. In addition, in its asset recovery business, Aurora's Scotland facility has been sold and its product selection is limiting its exposure to the price fluctuations in integrated circuits and emphasizing systems and sub-systems. Although in connection with these changes, Aurora changed certain elements of its business strategy and underwent changes in management and operations, there can be no assurance that such changes will positively impact Aurora's business and results of operations in the short or long term.

No Assurance of Public Market for Common Stock; Possible Volatility of Stock
Price

On December 12, 1997, Aurora was removed from AMEX and commenced trading on the Over-The-Counter Bulletin Board. There can be no assurance of an active trading market for Aurora's Common Stock. In addition, the trading price of Aurora Common Stock has been, and in the future could be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management or new products or services by Aurora or its competitors, general trends in the industry, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many companies in similar industries and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of Aurora Common Stock.

Other Uncertainties

Other operating, financial, or legal risks or uncertainties are discussed in this Quarterly Report on Form 10-Q or in Aurora's other filings with the Commission from time to time in specific contexts. Aurora is, of course, also subject to general economic risks, the risk of interruption in the source of supply, the risk of loss of a major customer or supplier and other risks and uncertainties.



                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

                                  Inapplicable.


ITEM 2.   CHANGES IN SECURITIES

                  New issues:
                           October 2, 1997 - 25,000 Redeemable convertible preferred stock -$2,500.00 October 24, 1997 - 20,000
                           Redeemable convertible preferred stock -$2,000.00


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                                  Inapplicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                  Inapplicable.

ITEM 5.   OTHER INFORMATION


                                  Inapplicable.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Item
(a)(1)               Exhibit 11 - Computation of Per Share Loss
(a)(2)               Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURORA ELECTRONICS, INC.


February 9, 1998



By:  /s/ F. Wayne Withers
F. Wayne Withers, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

                               INDEX TO EXHIBITS

Item                          Description of Exhibits
                              -----------------------
Exhibit 11              Computation of Per Share Earnings
Exhibit 27              Financial Data Schedule -- Article 5 of Regulation S-X