Form 10-Q
period 1998-03-28
CERPLEX GROUP INC/DE
filed 1998-05-12
CIK 319237

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended         March 28, 1998
                                           -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

              Commission File Number:              0-9725
                                        ---------------------------

      THE CERPLEX GROUP, INC. (formerly known as AURORA ELECTRONICS, INC.)
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                     75-1539534
--------------------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

                   1382 Bell Avenue, Tustin, California 92780
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (714) 258-5300
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x] No [ ]

Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of April 27, 1998:

Title of Each Class of Common Stock                       Number Outstanding
-----------------------------------                       ------------------
   Common Stock, $0.03 par value                           6,847,966 shares

                             THE CERPLEX GROUP, INC.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of September 30, 1997
               and March 28, 1998............................................................4

               Consolidated Statements of Operations for the Six Months Ended
               March 28, 1998 and March 30, 1997 and Three Months Ended
               March 28, 1998 and March 30, 1997.............................................5

               Consolidated Statements of Cash Flows for the Six Months Ended
               March 28, 1998 and March 30, 1997.............................................6

               Notes to Unaudited Consolidated Financial Statements..........................7

    Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................................10

PART II.       OTHER INFORMATION............................................................16

               Signatures...................................................................17

               Index to Exhibits............................................................18

                             THE CERPLEX GROUP, INC.

                                     PART I



                              FINANCIAL INFORMATION

                             THE CERPLEX GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                   March 28,      September 30,
                                                                      1998            1997
                                                                   ---------       ---------
                                   ASSETS
Current assets:
    Cash and cash equivalents                                      $   3,036       $     323
    Accounts Receivable, less allowance for doubtful accounts
      of $983 (1998) and $736 (1997)                                   3,668           5,480
    Inventories                                                          802           3,389
    Other current assets                                                 436             449
                                                                   ---------       ---------
Total current assets                                                   7,942           9,641

Property, plant and equipment, net                                     1,517           3,023
Intangible and other assets                                            6,012           1,965
                                                                   =========       =========
                                                                   $  15,471       $  14,629
                                                                   =========       =========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current portion of long-term debt                              $     731       $   1,177
    Accounts payable                                                   5,316           6,846
    Accrued personnel expenses                                         1,991           1,904
    Accrued interest expense                                             428             503
    Current portion of reserve for discontinued operations               702             702
    Other current liabilities                                          1,062           1,622
                                                                   ---------       ---------
Total current liabilities                                             10,230          12,754

Reserve for discontinued operations                                    1,637           1,888

Long-term debt                                                        49,639          36,585

Commitments and contingencies

Redeemable convertible preferred stock                                52,856          46,722

Stockholders' deficiency:
    Preferred stock, 1,000 shares authorized, none issued
    Common stock, 11,590 shares issued                                   348             348
    Additional paid-in capital                                        62,438          62,443
    Treasury stock, at cost, 4,743 shares                            (16,639)        (16,639)
    Accumulated deficit                                             (145,038)       (129,472)
                                                                   ---------       ---------
Total stockholders' deficiency                                       (98,891)        (83,320)
                                                                   ---------       ---------
                                                                   $  15,471       $  14,629
                                                                   =========       =========

   The accompanying notes are an integral part of these financial statements.

                             THE CERPLEX GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                    Three months ended             Six months ended
                                                  -----------------------       -----------------------
                                                  March 28,      March 30,      March 28,      March 30,
                                                    1998           1997           1998           1997
                                                  --------       --------       --------       --------
Net revenues                                      $  8,871       $ 17,922       $ 17,194       $ 35,181
Cost of sales                                        9,114         14,107         16,162         27,497
                                                  --------       --------       --------       --------
Gross profit (loss)                                   (243)         3,815          1,032          7,684
Selling, general and administrative expenses         5,549          5,786         10,671         10,849
Amortization of intangible assets                       25            251             50            501
                                                  --------       --------       --------       --------
Operating loss                                      (5,817)        (2,222)        (9,689)        (3,666)
Interest expense                                    (1,159)        (1,048)        (2,195)        (1,949)
Other income (expense), net                         (1,954)           (34)        (2,048)           (12)
                                                  --------       --------       --------       --------
Loss before provision for income taxes              (8,930)        (3,304)       (13,932)        (5,627)
Provision for income taxes                                             41                            33
                                                  --------       --------       --------       --------
Net loss                                            (8,930)        (3,345)       (13,932)        (5,660)
Dividends on preferred stock                          (823)          (700)        (1,634)        (1,400)
                                                  --------       --------       --------       --------
Net loss available for common stockholders        $ (9,753)      $ (4,045)      $(15,566)      $ (7,060)
                                                  ========       ========       ========       ========

Basic and diluted loss per share of
  common stock                                    $  (1.42)      $  (0.61)      $  (2.27)      $  (1.07)
                                                  ========       ========       ========       ========

Weighted average common shares used in
  the calculation of loss per share                  6,848          6,681          6,848          6,571
                                                  --------       --------       --------       --------


   The accompanying notes are an integral part of these financial statements.

                             THE CERPLEX GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Six months ended
                                                                     -----------------------
                                                                     March 28,      March 30,
                                                                       1998           1997
                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(13,932)      $ (5,660)
      Adjustments to reconcile net loss to
        net cash flows from continuing operations:
        Depreciation and amortization                                   1,714          1,299
        Write-down of investment in subsidiary
        Loss on disposition of assets                                     112
        Noncash interest expense                                        1,456
        Changes in assets and liabilities, net of acquisitions:
             Trade receivables, inventories and other assets             (955)          (635)
             Accounts payable and other liabilities                    (2,003)         1,486
             Accrued interest and income taxes
             receivable/payable                                           (75)            39
             Deferred income taxes                                       (251)
                                                                     --------       --------
      Net cash flows from continuing operations                       (13,934)        (3,471)

      Net cash flows from discontinued operations                                       (335)
                                                                     --------       --------
   Net cash flows from operating activities                           (13,934)        (3,806)
                                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                           (97)        (1,661)
   Proceeds from the sale of assets                                       472
                                                                     --------       --------
   Net cash flows from investing activities                               375         (1,661)
                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt                                                      (446)           190
   Sale of redeemable preferred shares                                  4,500             --
   Changes in borrowings under line of credit                          12,218          4,808
                                                                     --------       --------
   Net cash flows from financing activities                            16,272          4,998
                                                                     --------       --------
Net change in cash and cash equivalents                                 2,713           (469)

Cash and cash equivalents at beginning of period                          323          1,537
                                                                     --------       --------
Cash and cash equivalents at end of period                           $  3,036       $  1,068
                                                                     ========       ========

   The accompanying notes are an integral part of these financial statements.

                             THE CERPLEX GROUP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A.  CURRENT FINANCIAL CONDITION

        During the fiscal years ended September 30, 1997, 1996 and 1995, the Company experienced significant declines in revenues and increasing levels of operating losses. As a result of these losses, at March 28, 1998, the Company has a deficit of $98,932 in stockholders' equity and a working capital deficit of $2,288. In addition, since a recapitalization of the Company in March 1996, the Company has relied upon the financial support of its largest shareholder for additional capital and to maintain its existing credit facilities. The Company's losses have continued into the current fiscal year, are expected to continue for the foreseeable future, and the Company will require additional funding and financial support from its largest shareholder or another third party. There can be no assurance that such additional funding and financial support will be available on acceptable terms, or that such funds, if available, would enable the Company to continue operating. These matters raise substantial doubt about the Company's ability to continue as a going concern.

        Management has made significant changes in its business to address its adverse financial position. The remaining portion of its depot repair business has been sold. During the second quarter of fiscal 1998, the DRAM memory chip segment of the asset recovery business has been discontinued. In October 1997, the Scotland facility had been sold. The asset recovery business is now emphasizing system and sub-systems operations. In parts service, the Company is implementing an internet-based, electronic sales and fulfillment system which is expected to reduce inventory exposure, increase order fill rates and be more cost efficient than the existing process.

        On January 30, 1998, the Company and its largest shareholder, Welsh, Carson, Anderson & Stowe (WCAS), entered into an agreement whereby the Company would merge with The Cerplex Group, Inc., a supplier of repair services to the electronics industry. As a result of the merger, Cerplex would become a wholly-owned subsidiary of Aurora, and the current equity holders of Cerplex would be entitled to receive in a tax-free exchange approximately 25% of the post-merger, fully-diluted common stock of Aurora, after giving effect to the WCAS financing described below. Under the terms of the agreement, each share of Cerplex common stock would convert into 1.070168 shares of Aurora common stock.

        The merger is subject to Cerplex stockholder approval, regulatory approvals and the satisfaction of certain other conditions precedent, including securing acceptable senior bank financing. Cerplex stockholders holding more than 50% of Cerplex's voting securities have executed proxies and options agreements whereby such holders have committed to voting in favor of the merger. The merger was completed on April 30, 1998. Aurora changed its name to The Cerplex Group, Inc. and the combined company are operating under that name.

                             THE CERPLEX GROUP, INC.


        WCAS has agreed to provide additional financing to Aurora, in the form of $18,000 of new preferred stock and $15,000 of new subordinated debt, and to exchange approximately $11,000 of outstanding Aurora subordinated debt and accrued interest for $3,300 of new preferred stock. After giving effect to the merger and the WCAS financing, WCAS would own approximately 69.2% of the fully-diluted common stock of Aurora. Consequently, if none of the Aurora stockholders (other than WCAS and its affiliates) elect to participate in the rights offering described below, the public stockholders would own approximately 5.8% of the fully-diluted common stock of Aurora following the merger. The proceeds of the WCAS financing and the proposed new senior bank financing will be used to repay approximately $30,000 of outstanding senior bank obligations of Cerplex. In addition, approximately $18,000 of outstanding subordinated notes of Cerplex, which have been purchased by WCAS, will be canceled and exchanged for $5,700 of the new subordinated notes of Aurora.

        Aurora is offering to all of its existing stockholders the right to purchase a pro rata share of the new preferred stock and new subordinated notes. The rights offering will be made only by means of a prospectus. As noted, any stockholder not electing to participate in this offering would experience substantial dilution of its existing equity interest in Aurora.


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

                             THE CERPLEX GROUP, INC.


        The Company's Redeemable, Convertible Preferred Stock, 7-3/4% Convertible Subordinated Debentures due April 15, 2001, and 7% Subordinated Convertible Promissory Notes (the "7% Notes") due September 30, 1997, were not common stock equivalents at the time of issuance and are therefore not included in the calculation of diluted earnings per share.


NOTE D.  INVENTORIES

Inventories consisted of the following:

                                         MARCH 28,   SEPTEMBER 30,
                                         ---------   -------------
Spare and repair parts                    $   --        $  317
Work in process                               13            94
Finished goods and purchased product         789         2,978
                                          ------        ------
Total inventories                         $  802        $3,389
                                          ======        ======


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


NOTE F.   SUBSEQUENT EVENTS

        The merger between Aurora Electronics, Inc.(Aurora) and Cerplex, Inc. (Cerplex) was completed on April 30, 1998. As a result of the merger, Cerplex became a wholly-owned subsidiary of Aurora and Aurora changed its name to The Cerplex Group, Inc. Each outstanding share of Cerplex Common Stock will be converted into the right to receive 1.070168 shares of Aurora Common Stock.

        As part of the merger agreement, $33 million in cash will be infused into the new company under a restructuring plan. Proceeds from Aurora's New Senior Loan, together with proceeds from the WCAS financing and Rights Offering was partially used to retire Cerplex's Senior Debt, the related accrued interest and a $200,000 Amendment fee, which was due upon

                             THE CERPLEX GROUP, INC.


payment of the outstanding debt. WCAS has agreed to provide additional financing to Aurora, in the form of $18,000 of new preferred stock and $15,000 of new subordinated debt, and to exchange approximately $11,000 of outstanding Aurora subordinated debt and accrued interest for $3,300 of new preferred stock.

        After giving effect of the merger and WCAS financing, WCAS will, in the aggregate, depending on the number of Rights Units purchased by the Aurora Public Stockholders in the Rights Offering, beneficially own approximately between 61% and 69% of the voting stock of the new company, The Cerplex Group, Inc., on an as-converted basis.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

        The Cerplex Group, Inc. (the "Company") provides spare parts distribution and electronics recycling services to major personal computer manufacturers and field service organizations. In October of 1997, the Company completed the sale of the remainder of its depot repair services operation and sold its Irvine, Scotland recovery processing facility. A reserve for the losses resulting from these transactions was accrued in the fourth quarter of fiscal 1997. Aurora now operates facilities in the United States and the Netherlands.

COMPARATIVE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 28, 1998 AND
-----------------------------------------------------------------------------
MARCH 30, 1997
--------------

        Net revenues for the second quarter of fiscal 1998 were $8,871, as compared to $17,922 in net revenues for the corresponding quarter in the prior fiscal year. The Company's decline in revenues was due substantially to a continued decline in the average sales prices for DRAM memory chips and the subsequent closing of this segment of the Asset Recovery Division and an overall decline in the prices of computer repair parts in its Parts Services Division.

        Gross profit (loss) for the second quarter of fiscal 1998 was ($243) (2.7% of net revenues), as compared to a gross profit of $3,815 (21.3% of net revenues) for the second quarter of fiscal 1997. The decrease in gross profit was due primarily to the decline in revenues from electronics recycling and spare parts distribution mentioned above.

        Selling, general and administrative expenses for the second quarter of fiscal 1998 were $5,549 (62.6% of net revenues), as compared to $5,786 (32.3% of net revenues) for the same quarter of the prior fiscal year. The increase as a percent of revenues was due to the significant decline in revenues noted above. Amortization expense for the second quarter of fiscal 1998 was $25 compared to $251 for the second quarter of fiscal 1997. The decrease was due to the write-off in the fourth quarter of fiscal 1997 of goodwill related to the acquisition of Century Computer Marketing.

                             THE CERPLEX GROUP, INC.


        Net interest expense for the second quarter of fiscal 1998 was $1,159, or 13.1% of revenues, as compared to $1,048, or 5.9% of revenues, for the same period in fiscal 1997. The increase in interest expense is due to higher loan balances on the Company's revolving credit facility.

        Net loss to common stockholders for the quarter was $9,753 as compared to net loss of $4,045 for the first quarter of fiscal 1997. The loss in the quarter is the result of operating losses from electronics recycling and spare parts distribution.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment, and required debt principal payments. The Company's working capital was a deficit of $2,288 as of March 28, 1998, as compared to working capital deficit of $3,113 as of September 30, 1997. Working capital contributions from the purchase of $2,500 of Series C Redeemable Convertible Preferred stock by Welsh, Carson Anderson & Stowe (WCAS), the Company's largest shareholder, on October 2, 1997, the purchase of $2,000 of Series D Redeemable Convertible Preferred Stock by WCAS on October 24, 1997 and a $2,800 loan from WCAS on December 2, 1997 were used to fund continuing operations.

        WCAS provided the Company an additional $9,600 in debt financing in the second quarter of 1998, with an additional loan of $2,500 in April 1998.

        As reported in a Form 8-K filed with the Commission on February 6, 1998, Aurora executed a definitive merger agreement with The Cerplex Group, Inc. ("Cerplex"), a supplier of repair services to the electronics industry, on January 30, 1998. As a result of the merger, Cerplex would become a wholly-owned subsidiary of Aurora, and the current equity holders of Cerplex would be entitled to receive in a tax-free exchange approximately 25% of the post-merger, fully-diluted common stock of Aurora, after giving effect to the WCAS financing described below. Under the terms of the agreement, each share of Cerplex common stock would convert into 1.070168 shares of Aurora common stock.

        The merger received Cerplex stockholder approval and regulatory approvals, and met certain other conditions precedent, including securing acceptable senior bank financing. Cerplex stockholders holding more than 50% of Cerplex's voting securities have executed proxies and options agreements whereby such holders have committed to voting in favor of the merger. The merger was completed by the end of April 1998. Following the completion of the merger, Aurora changed its name to The Cerplex Group, Inc. and the combined company will operate under that name.

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

                             THE CERPLEX GROUP, INC.


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

OUTLOOK AND UNCERTAINTIES
-------------------------

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

                             THE CERPLEX GROUP, INC.


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

Competition

        Aurora competes with the in-house repair and service centers of OEMs and TPMOs. There is no assurance that these companies will choose to outsource their repair and service needs. Moreover, the independent spare parts distribution and the electronic recycling services industry is fragmented with widespread competition from a variety of small independent suppliers. Aurora believes that competition for OEM, TPMO, and MVSO customers is based on a number of factors, including: (i) breadth of parts distributed; (ii) ability to offer sophisticated inventory and materials management programs; (iii) ability to offer rapid delivery

                             THE CERPLEX GROUP, INC.


and sophisticated logistics programs; and (iv) price. Among Aurora's major independent competitors are DecisionOne, Data Trend, and PC Service Source. Certain of these competitors are larger in total company revenue or have larger capitalizations than The Cerplex Group, Inc.

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

Discontinued Operations; Change in Strategy

        Aurora has adopted a plan to discontinue its depot repair business, a line of business that historically generated significant amount of sales and revenue, but which recently experienced a continuous decline in sales and revenue. In addition, in its asset recovery business, Aurora's Scotland facility has been sold and it discontinued the integrated circuits segment limiting its exposure to the price fluctuations in integrated circuits and emphasizing systems and sub-systems. Although in connection with these changes, Aurora changed certain elements of its business strategy and underwent changes in management and operations, there can be no assurance that such changes will positively impact Aurora's business and results of operations in the short or long term.

                             THE CERPLEX GROUP, INC.


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

                             THE CERPLEX GROUP, INC.


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

        Inapplicable.


ITEM 2.   CHANGES IN SECURITIES

        New issues:

        October 2, 1997 -- 25,000 Redeemable convertible preferred stock -$2,500.00

        October 24, 1997 -- 20,000 Redeemable convertible preferred stock -$2,000.00


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        Inapplicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Inapplicable.


ITEM 5.   OTHER INFORMATION


        Inapplicable.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        Item

        (a)(1) Exhibit 11 - Computation of Per Share Loss

        (a)(2) Exhibit 27 -- Financial Data Schedule

                             THE CERPLEX GROUP, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1998

                                             THE CERPLEX GROUP, INC.


                                                 /s/ Steven L. Korby
                                             -----------------------------------
                                             Steven L. Korby
                                             Executive Vice President of Finance
                                             and Chief Financial Officer
                                             (Principal Financial Officer)

                             THE CERPLEX GROUP, INC.


                                INDEX TO EXHIBITS


Item           Description of Exhibits

Exhibit 11     Computation of Per Share Earnings

Exhibit 27     Financial Data Schedule -- Article 5 of Regulation S-X