Form 10-Q
period 1998-06-28
CERPLEX GROUP INC/DE
filed 1998-08-13
CIK 319237

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended    June 28, 1998
                                                  ---------------

                                       OR


  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _____________ to _____________


                         Commission File Number: 0-9725


      THE CERPLEX GROUP, INC. (Formerly known as AURORA ELECTRONICS, INC.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


                   Delaware                                      75-1539534
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization.)                        Identification No.)


                   1382 BELL AVENUE, TUSTIN, CALIFORNIA 92780
--------------------------------------------------------------------------------
               (Address of principal executive office.) (Zip Code)


                                 (714) 258-5300
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of July 31, 1998:

Title of Each Class of Common Stock                     Number Outstanding
-----------------------------------                     ------------------
   Common Stock, $0.03 par value                        70,575,517 shares

                               THE CERPLEX GROUP

                               TABLE OF CONTENTS


                                                                                       Page
                                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of June 28, 1998
               and September 30, 1997                                                   4

               Consolidated Statements of Operations for the Three Months
               and the Nine Months Ended  June 28, 1998 and June 29, 1997               5

               Consolidated Statements of Cash Flows for the Nine Months Ended
               June 28, 1998 and June 29, 1997                                          6

               Notes to Unaudited Consolidated Financial Statements                     7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                   10


PART II.       OTHER INFORMATION                                                       16

Signatures                                                                             18

Index to Exhibits                                                                      19

                               THE CERPLEX GROUP



                                     PART I


                              FINANCIAL INFORMATION

                               THE CERPLEX GROUP

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                       June 28,      September 30,
                                                                         1998             1997
                                                                      ----------     -------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                          $  16,635       $     323
    Accounts Receivable, less allowance for doubtful accounts
      of $2,713 (1998) and $736 (1997)                                    14,195           5,480
    Inventories                                                            6,497           3,389
    Other current assets                                                   3,445             449
                                                                       ---------       ---------
Total current assets                                                      40,772           9,641

Goodwill                                                                  35,706              --
Property, plant and equipment, net                                        23,304           3,023
Intangible and other assets                                                  922           1,965
                                                                       ---------       ---------
                                                                       $ 100,704       $  14,629
                                                                       =========       =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current portion of long-term debt                                  $  42,630       $   1,177
    Accounts payable                                                      11,090           6,846
    Accrued personnel expenses                                             3,024           1,904
    Accrued interest expense                                                 876             503
    Current portion of reserve for discontinued operations                   702             702
    Other current liabilities                                             24,058           1,622
                                                                       ---------       ---------
Total current liabilities                                                 82,380          12,754

Long-term debt                                                            28,904          36,585

Other long-term liabilities                                                8,347           1,888

Commitments and contingencies

Redeemable convertible preferred stock                                    26,894          46,722

Stockholders' deficiency:
    Preferred stock, 1,000 shares authorized, none issued                     --              --
    Common stock, 70,401 (1998) and 11,590 (1997) shares issued            2,262             348
    Additional paid-in capital                                           123,201          62,443
    Treasury stock, at cost, 4,826 (1998) and 4,743 (1997) shares        (16,675)        (16,639)
    Accumulated deficit                                                 (154,609)       (129,472)
                                                                       ---------       ---------
Total stockholders' deficiency                                           (45,821)        (83,320)
                                                                       ---------       ---------
                                                                       $ 100,704       $  14,629
                                                                       =========       =========


   The accompanying notes are an integral part of these financial statements.

                               THE CERPLEX GROUP

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                             Three Months Ended             Nine Months Ended
                                         -------------------------       -----------------------
                                            June 28,      June 29,        June 28,      June 29,
                                              1998          1997            1998          1997
                                         ------------    ---------       ---------      ---------
Net revenues                               $ 23,691       $ 17,209       $ 40,885       $ 52,391
Cost of sales                                21,967         13,978         38,129         41,475
                                           --------       --------       --------       --------
        Gross profit                          1,724          3,231          2,756         10,916

Selling, general and administration
  expenses                                    7,099          6,216         17,770         17,605
Amortization of intangible assets             2,125            275          2,175            776
                                           --------       --------       --------       --------
        Operating loss                       (7,500)        (3,260)       (17,189)        (6,925)

Interest expense                             (1,611)        (1,039)        (3,806)        (2,989)
Other income (expense), net                     170            191         (1,878)           179
                                           --------       --------       --------       --------
        Loss before provision for
          income taxes                       (8,941)        (4,108)       (22,873)        (9,768)
Provision for income taxes                       54             --             54             33
                                           --------       --------       --------       --------

               Net loss                    $ (8,995)      $ (4,108)      $(22,927)      $ (9,768)
                                           ========       ========       ========       ========

Dividends on preferred stock                   (576)          (700)        (2,210)        (2,100)
                                           --------       --------       --------       --------
               Net loss available for
                 common stockholders       $ (9,571)      $ (4,808)      $(25,137)      $(11,868)
                                           ========       ========       ========       ========

Net loss per share of common stock         $   (.22)      $   (.71)      $  (1.20)      $  (1.79)
                                           ========       ========       ========       ========

Weighted average number of common and
  common equivalent shares                   44,406          6,790         20,872          6,644
                                           ========       ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                               THE CERPLEX GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                      -------------------------------
                                                                      June 28, 1998     June 29, 1997
                                                                      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(22,927)         $(9,768)
   Adjustments to reconcile net loss to net cash flows from
     continuing operations:
        Depreciation and amortization                                       5,347            1,203
        Loss (gain) on disposal of equipment                                  224             (190)
        Changes in assets and liabilities, net of acquisitions:
           Current assets                                                   7,875              968
           Current liabilities                                                 14             (384)
                                                                         --------          -------
    Net cash flows from continuing operations                              (9,467)          (8,171)
    Net cash flows from discontinued operations                                --             (430)
                                                                         --------          -------
Net cash flows from operating activities                                   (9,467)          (8,601)
                                                                         --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to other assets                                                 930             (435)
    Acquisition of property, plant and equipment                           (1,107)            (190)
    Acquisition of Cerplex
        Net working capital deficit                                        30,606               --
        Goodwill                                                          (37,792)              --
        Property, plant and equipment                                     (22,509)              --
        Long-term debt and other long-term liabilities                     21,912               --
                                                                         --------          -------
    Net cash flows from investing activities                              (11,107)            (625)
                                                                         --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debt, net                                                 (10,308)             (62)
    Sale of redeemable convertible preferred shares                        21,300               --
    Issue of senior subordinated debentures                                15,000               --
    Issue of common stock for Cerplex merger                                7,783               --
    Purchase of treasury stock                                                (36)              --
    Changes in borrowings under line of credit                                 --            8,582
                                                                         --------          -------
Net cash flows from financing activities                                   33,739            8,520
                                                                         --------          -------
Net change in cash and cash equivalents                                    16,312             (706)
Cash and cash equivalents at beginning of period                              323            1,537
                                                                         --------          -------
Cash and cash equivalents at end of period                               $ 16,635          $   831
                                                                         ========          =======


   The accompanying notes are an integral part of these financial statements.

                            THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A. CURRENT FINANCIAL CONDITION

        During the fiscal years ended September 30, 1997, 1996 and 1995, the Company experienced significant declines in revenues and increasing levels of operating losses. As a result of these losses, at June 28, 1998, the Company has a deficit of $45.8 million in stockholders' equity and a working capital deficit of $41.6 million. In addition, since a recapitalization of the Company in March 1996, the Company has relied upon the financial support of its largest shareholder for additional capital and to maintain its existing credit facilities. The Company's losses have continued into the current fiscal year, are expected to continue for the foreseeable future, and the Company will require additional funding and financial support from its largest shareholder or another third party. There can be no assurance that such additional funding and financial support will be available on acceptable terms, or that such funds, if available, would enable the Company to continue operating. These matters raise substantial doubt about the Company's ability to continue as a going concern.

        Management has made significant changes in its business to address its adverse financial position. During the second quarter of fiscal 1998, the DRAM memory chip segment of the asset recovery business has been discontinued. The Power Source parts distribution business was closed and the assets sold for a nominal value. During the third quarter of 1998 management implemented a consolidation and cost reduction plan. The asset recovery business is now emphasizing system and sub-systems operations. In parts service, the Company is implementing an internet-based, electronic sales and fulfillment system that is expected to reduce inventory exposure, increase order fill rates and be more cost efficient than the existing process.

        On April 30, 1998, the Company merged with The Cerplex Group, Inc., a supplier of electronic parts repair, spare parts sales and management and logistics to the electronics industry. As a result of the merger, Cerplex became a wholly-owned subsidiary of Aurora, and the current equity holders of Cerplex received in a tax-free exchange approximately 25% of the post-merger, fully-diluted common stock of Aurora, after giving effect to the WCAS financing described below. Under the terms of the agreement, each share of Cerplex common stock was converted into 1.070168 shares of Aurora common stock. Aurora changed its name to The Cerplex Group, Inc. and the combined company is operating under that name.

                            THE CERPLEX GROUP, INC.


        WCAS has provided additional financing in the form of $18 million of new redeemable convertible preferred stock and $15 million of new subordinated debt, and to exchange approximately $11.1 million of outstanding subordinated debt and accrued interest for $3.3 million of new redeemable convertible preferred stock. The new redeemable convertible preferred stock is convertible into common stock at $.25 per common share or approximately 85.2 million shares. After giving effect to the merger and the WCAS financing, WCAS owns approximately 68% of the fully-diluted common stock of Cerplex. The public stockholders own approximately 7% of the fully-diluted stock of Aurora following the merger. The proceeds of the WCAS financing and the new senior bank financing were used to repay approximately $46 million of outstanding senior bank obligations of Cerplex and Aurora. In addition, at the effective time of the merger, approximately $8.7 million of outstanding subordinated notes and $12 million of bridge loans owed to WCAS, were paid.

        Cerplex offered to all of its existing stockholders the right to purchase a pro rata share of the new redeemable convertible preferred stock and new subordinated notes. The rights offering were made only by means of a prospectus. Any stockholder that did not elect to participate in this offering experienced substantial dilution of its existing equity interest in Cerplex.

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

NOTE C. EARNINGS PER SHARE OF COMMON STOCK

        The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128), in February 1997, which is effective for both interim and annual periods ending after December 15, 1997. The Company has adopted FAS 128 in this first quarter of fiscal 1998. FAS 128 requires the presentation of "basic earnings per share", which represents income available to common stockholders divided by the weighted average number of common shares outstanding for the period. A presentation of "diluted earnings per share" are also required, which is similar to the previous presentation of fully-diluted earnings per share. FAS 128 requires restatement of all prior-period earnings per share data presented.

        The Company's 7% Senior Cumulative Convertible Preferred Stock, 10% Series A Senior Subordinated Notes due December 31, 2002, 2003, and 2004, 10% Series B Senior Subordinated Debentures due December 31, 2004, were not common stock equivalents at the time of issuance and are therefore not included in the calculation of diluted earnings per share.

                            THE CERPLEX GROUP, INC.


NOTE D. INVENTORIES

        Inventories consisted of the following:

                                             June 28, 1998     September 30, 1997
                                             -------------     ------------------
                                                        (in thousands)
Spare and repair parts                           $ 4,467            $   317
Work in process                                       59                 94
Finished goods and purchased product               1,971              2,978
                                                 -------            -------
        Total inventories                        $ 6,497            $ 3,389
                                                 =======            =======

NOTE E. WARRANTS

        In connection with the merger between the Company and The Cerplex Group, Inc., warrants held by Cerplex Note holders and certain principals of Cerplex to purchase 911,993 shares and common stocks were converted at the exchange ratio of 1.070168 into warrants to purchase 975,985 shares of common stock.

NOTE F. RESTRUCTURING COSTS

        During the third quarter of 1998, the company implemented a consolidation and cost reduction plan. The San Diego Facility was closed and the Systems Operations of the asset recovery business were moved to the company's Rancho Cucamonga Facility. The Netherlands Operations were relocated to the company's facility in England. As a result of these actions, the Company recorded restructuring charges of approximately $2.0 million primarily for severance and termination benefits and lease termination costs.

NOTE G. ACQUISITION

        The merger with Cerplex has been accounted for using the purchase method of accounting. The preliminary allocation of the purchase price is as follows:

                                               Allocation of the Purchase Price
                                               --------------------------------
                                                        (in thousands)
               Current Assets                             $  39,006
               Property, Plant, Equipment                    22,396
               Other Assets                                     113
               Goodwill                                      37,792
               Net Current Liabilities                      (69,612)
               Long Term Liabilities                        (21,912)
                                                           --------
                    TOTAL                                  $  7,783
                                                           ========

        Goodwill resulting from the merger has been determined as the excess of:
(i) the fair value of the shares issued to Cerplex shareholders over; (ii) the net fair value of the assets less the liabilities of Cerplex.

                            THE CERPLEX GROUP, INC.


        Considering the historical operating losses of Aurora and Cerplex, management preliminarily expects to amortize the resulting goodwill over not more than three years. Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of" (FAS 121), requires that the carrying value of long-lived assets be reviewed for impairment whenever circumstances indicate that the carrying amount may not be recoverable based upon estimates or undiscounted future cash flows. If this review indicates that the asset value is not likely to be recoverable from these cash flows, the carrying value will be reduced to fair value. It is possible that a subsequent FAS 121 review may require a reduction of the carrying value of the goodwill resulting from the purchase accounting method for the merger.

        In connection with the merger, senior and subordinated debt of the combined companies of approximately $78 million was retired and replaced with new senior and subordinated debt of $36 million and $15 million, respectively, along with the issuance of 213,000 shares of New Preferred Stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Cerplex Group, Inc. (the "Company") provides electronic parts repair, spare parts sales and management and logistics to major original equipment manufacturers, end users and field service organizations. On April 30, 1998 the Company acquired Cerplex, Inc. This transaction was accounted for a purchase and, accordingly, the results of operations of Cerplex, Inc. are included from that date.

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997

        Net revenues for the third quarter of fiscal 1998 were $23.7 million, as compared to $17.2 million in net revenues for the corresponding quarter in the prior fiscal year. The Company's increase in revenues was due principally to the acquisition of Cerplex, Inc. ($19.7 million) offset by a substantial decline in the average sales prices for DRAM memory chips and the subsequent closing of this segment of the Asset Recovery Division and an overall decline in the prices and volumes of computer repair parts in its Parts Services Division.

        Gross profit for the third quarter of fiscal 1998 was $1.7 million (7.3% of net revenues), as compared to a gross profit of $3.2 million (18.8% of net revenues) for the third quarter of fiscal 1997. The decrease in gross profit was due primarily to the decline in revenues from electronics recycling and spare parts distribution mentioned above offset by the gross profit contribution of Cerplex, Inc. ($1.4 million or 7.2% of Cerplex, Inc.'s revenue contribution).

                            THE CERPLEX GROUP, INC.


        Selling, general and administrative expenses for the third quarter of fiscal 1998 were $7.1 million (30.0% of net revenues), as compared to $6.2 million (36.1% of net revenues) for the same quarter of the prior fiscal year. The decrease as a percentage of revenues was due to the increase in revenues noted above. Amortization expense for the third quarter of fiscal 1998 was $2.1 million compared to $275,000 for the third quarter of fiscal 1997. The increase was due to the amortization in the third quarter of fiscal 1998 of goodwill related to the merger of Aurora and Cerplex.

        Net interest expense for the third quarter of fiscal 1998 was $1.6 million, or 6.8% of revenues, as compared to $1.0 million, or 6% of revenues, for the same period in fiscal 1997. The increase in interest expense is due to higher loan balances on the Company's revolving credit facility.

        Net loss to common stockholders for the quarter was $9.6 million as compared to net loss of $4.8 million for the third quarter of fiscal 1997. The loss in the quarter is the result of operating losses from electronics recycling and spare parts distribution, restructuring charges and provision fore losses for shutdowns and consolidations and the operating losses of Cerplex, Inc.

COMPARATIVE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997

        Net revenues for the nine months ended June 28, 1998 were $40.9 million, as compared to $52.4 million in net revenues for the corresponding period in the prior fiscal year. The Company's decrease in revenues was due principally to a substantial decline in the average sales prices for DRAM memory chips and the subsequent closing of this segment of the Asset Recovery Division and an overall decline in the prices and volumes of computer repair parts in its Parts Services Division offset by the acquisition of Cerplex, Inc. ($19.7 million).

        Gross profit for the nine months ended June 28, 1998 was $2.8 million (6.7% of net revenues), as compared to a gross profit of $10.9 million (20.9% of net revenues) for the comparable period of fiscal 1997. The decrease in gross profit was due primarily to the decline in revenues from electronics recycling and spare parts distribution mentioned above offset by the gross profit contribution of Cerplex, Inc. ($1.4 million or 7.2% of Cerplex, Inc.'s revenue contribution).

        Selling, general and administrative expenses for the nine months ended June 28, 1998 were $17.7 million (43.5% of net revenues), as compared to $17.6 million (33.6% of net revenues) for the same quarter of the prior fiscal year. The decrease as a percentage of revenues was due to the increase in revenues noted above. Amortization expense for the nine months ended June 28, 1998 was $2.2 million compared to $776,000 for the comparable period of fiscal 1997. The increase was due to the amortization in the third quarter of fiscal 1998 of goodwill related to the merger of Aurora and Cerplex.

        Net interest expense for the nine months ended June 28, 1998 was $3.8 million, or 9.3% of revenues, as compared to $3.0 million, or 5.7% of revenues, for the comparable period in fiscal 1997. The increase in interest expense is due to higher loan balances on the Company's revolving credit facility.

        Net loss to common stockholders for the nine months ended June 28, 1998 was $25.1 million as compared to net loss of $11.9 million for the comparable period of fiscal 1997. The loss is the result of operating losses from electronics recycling and spare parts distribution, restructuring charges and provision for losses for shutdowns and consolidations and the operating losses of Cerplex, Inc.

LIQUIDITY AND CAPITAL RESOURCES

        See Note A (entitled "Current Financial Condition") of Notes to Unaudited Consolidated Financial Statements included elsewhere herein.

        The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment, and required debt principal payments. The Company's working capital was a deficit of $41.6 million as of June 28, 1998, as compared to working capital deficit of $3.1 million as of September 30, 1997.

        As reported in a Form 8-K filed with the Commission on February 6, 1998, Cerplex executed a definitive merger agreement with The Cerplex Group, Inc. ("Cerplex"), a supplier of repair services to the electronics industry, on January 30, 1998. As a result of the merger, Cerplex became a wholly-owned subsidiary of Aurora, and the current equity holders of Cerplex received in a tax-free exchange approximately 25% of the post-merger, fully-diluted common stock of Aurora, after giving effect to the WCAS financing described below. Under the terms of the agreement, each share of Cerplex common stock would convert into 1.070168 shares of Aurora common stock.

        The merger received Cerplex stockholder approval and regulatory approvals, and met certain other conditions precedent, including securing acceptable senior bank financing. Cerplex stockholders holding more than 50% of Cerplex's voting securities have executed proxies and option agreements whereby such holders have committed to voting in favor of the merger. The merger was completed on April 30, 1998. Following the completion of the merger, Aurora changed its name to The Cerplex Group, Inc. and the combined company will operate under that name.

                            THE CERPLEX GROUP, INC.


        WCAS has provided additional financing to Cerplex, in the form of $18 million of new redeemable convertible preferred stock and $15 million of new subordinated debt, and to exchange approximately $11.1 million of outstanding Aurora subordinated debt and accrued interest for $3.3 million of new redeemable convertible preferred stock. The new redeemable convertible preferred stock is convertible into common stock at $.25 per common share or approximately 85.2 shares. After giving effect to the merger and the WCAS financing, WCAS owns approximately 68% of the fully-diluted common stock of Cerplex. The public stockholders own approximately 7% of the fully-diluted stock of Aurora following the merger. The proceeds of the WCAS financing and the new senior bank financing were used to repay approximately $46 million of outstanding senior bank obligations of Cerplex. In addition, at the effective time of the merger, approximately $8.7 million of outstanding subordinated notes of Cerplex and $12 million of bridge loans owned by WCAS were repaid.

        In May 1996, Cerplex acquired Rank Xerox Limited's subsidiary, Cerplex SAS, for $6.1 million, including estimated taxes, registration fees, accounting, and other out-of-pocket expenses of $1.2 million. Under the terms of the agreement, Cerplex has agreed to certain financial covenants over a four year period that the limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS to Cerplex; the maintenance of Cerplex SAS' current ratio greater than one; and restrictions on guarantees with respect to Cerplex and its subsidiaries (excluding Cerplex SAS). Accordingly, the cash of Cerplex SAS of $14.8 million at June 28, 1998, is generally not available to Cerplex of refinancing operations outside Cerplex SAS.

OUTLOOK AND UNCERTAINTIES

        The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: the matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect", "estimate", "anticipate", "predict", "believe", and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect thereto, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; and
(iii) the Company's business growth strategies. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the following:

                            THE CERPLEX GROUP, INC.


Market in Early Stages of Development

        Cerplex believes that the market for its spare parts distribution and electronics recycling services is in the early stages of development and that awareness among certain potential customers of the availability of these services may be relatively low. While Cerplex believes that it offers a mutually beneficial solution to large customers' and field service organizations' spare parts, recycling and asset recovery requirements, and has therefore targeted these entities as its primary potential customers, there is no assurance that these entities will choose to make use of these services, continue to outsource their spare parts, recycling and asset recovery needs, or choose not to become direct competitors of Cerplex. Cerplex addresses these issues in many ways, particularly including the development of information tools to use in its business, and the installation of information processing software. These projects require large budgets and personnel commitments, and have uncertain time schedules. Successful completion of these projects is not certain, and a failure of these projects may have adverse consequences for the development of Cerplex's business and/or its ability to compete successfully.

Dependence on the Computer Industry

        Cerplex's business is dependent upon the continued growth, viability and financial stability of its customers and potential customers in the computer industry. The computer industry has been characterized by rapid technological change, compressed product life cycles, and pricing and margin pressures. While these factors could be beneficial to Cerplex's business, such factors affecting segments of the computer industry in general, and Cerplex's customers in particular, could have an adverse effect on Cerplex's business.

Inventory Obsolescence

        The market for personal computers and subsystems is characterized by rapidly changing technology and frequent new product introductions. Innovations and improvements in computer and subsystem design, engineering and production may shorten the useful lives of existing systems and associated spare parts. Such rapid changes and improvements in technology, coupled with the need to maintain sufficient inventory levels of spare parts to ensure ready availability, subject Cerplex to the risk of inventory obsolescence.

Lack of Long-Term Supply Contracts

        Cerplex's success is dependent on its ability to continue to sell spare parts to its customers and to attract a reliable stream of recyclable material from its customers. Generally, Cerplex distributes spare parts to, and receives its recyclable material from, customers pursuant to non-exclusive contracts that to do not contain guaranteed or minimum quantities and are subject to cancellation on short notice at the customer's discretion. There is no assurance that Cerplex's customers will continue to do business with Cerplex. The termination of a material contract or any substantial decrease in demand for spare parts or of the supply of recyclable material from significant customers could result in a significant decrease in Cerplex's sales.

                            THE CERPLEX GROUP, INC.


Dependence on Key Personnel

        The success of Cerplex is dependent, in part, upon key management personnel. Expansion of Cerplex's business may require additional managers and employees with industry experience. Competition for skilled management personnel in the industry is intense.

Competition

        Cerplex competes with the in-house repair and service centers of Original Equipment Manufacturers ("OEM's") and Third Party Maintenance Organizations ("TPMO's"). There is no assurance that these companies will choose to outsource their repair and service needs. Moreover, the independent spare parts distribution and the electronic recycling services industry is fragmented with widespread competition from a variety of small independent suppliers. Cerplex believes that competition for OEM, TPMO, and Multi Vendor Service Organizations customers is based on a number of factors, including: (i) breadth of parts distributed; (ii) ability to offer sophisticated inventory and materials management programs; (iii) ability to offer rapid delivery and sophisticated logistics programs; and (iv) price. Among Cerplex's major independent competitors are DecisionOne, Data Trend, and PC Service Source. Certain of these competitors are larger in total company revenue or have larger capitalization's than The Cerplex Group, Inc.

Control by Major Shareholder

        As a result of the Recapitalization in April 1998, WCAS, and their affiliates, currently own approximately 68% of Cerplex's voting stock. As a result, WCAS is able to elect the entire Board of Directors, to determine the outcome of all corporate actions requiring shareholder approval, and otherwise control the business affairs of Cerplex. The Cerplex Board has authority under its Charter to issue shares of Cerplex Preferred Stock in one or more series and fix the rights, preferences, privileges, and restrictions granted to or imposed upon any unissued shares of preferred stock. The issuance of preferred stock may adversely affect voting and dividend rights, rights upon liquidation, and other rights of holders of Cerplex Common Stock. The issuance of Cerplex Preferred Stock and the control by WCAS and their affiliates may have the effect of delaying, deferring, or preventing a change of control of Cerplex.

Future Capital Needs; Uncertainty of Additional Financing; Dependence on Major Shareholder

        During portions of fiscal years 1996 and 1997, Cerplex was in default under its Credit Agreement. In the past, Cerplex has successfully renegotiated waivers and amendments to its Credit Agreement. Currently the Company has a $36 million term loan due April 30, 1999, and a line of credit of $10 million secured by the company's account receivable and inventories of which $4.1 million was outstanding as of June 28, 1998. In the recent past, WCAS has displayed its continuing commitment to Aurora through a series of debt and equity financing. In connection with the merger, WCAS provided $33 million in new financing to the combined company.

                            THE CERPLEX GROUP, INC.


Discontinued Operations; Change in Strategy

        Cerplex has discontinued the integrated circuits segment of the asset recovery business limiting its exposure to the price fluctuations in integrated circuits and emphasizing systems and sub-systems. Although in connection with these changes, Cerplex changed certain elements of its business strategy and underwent changes in management and operations, there can be no assurance that such changes will positively impact Cerplex's business and results of operations in the short or long term.

No Assurance of Public Market for Common Stock; Possible Volatility of Stock
Price

        On December 12, 1997, Cerplex was removed from AMEX and commenced trading on the Over-The-Counter Bulletin Board. There can be no assurance of an active trading market for Aurora's Common Stock. In addition, the trading price of Cerplex Common Stock has been, and in the future could be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management or new products or services by Cerplex or its competitors, general trends in the industry, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many companies in similar industries and which has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of Cerplex Common Stock.

Other Uncertainties

        Other operating, financial, or legal risks or uncertainties are discussed in this Quarterly Report on Form 10-Q or in Cerplex's other filings with the Commission from time to time in specific contexts. Cerplex is, of course, also subject to general economic risks, the risk of interruption in the source of supply, the risk of loss of a major customer or supplier and other risks and uncertainties.

                            THE CERPLEX GROUP, INC.


                                     PART II


                                OTHER INFORMATION

                            THE CERPLEX GROUP, INC.


ITEM 1. LEGAL PROCEEDINGS

        Inapplicable.

ITEM 2. CHANGES IN SECURITIES

        New issues:

        October 2, 1997 - 25,000 shares of redeemable convertible preferred stock - 2,500,000.

        October 24, 1997 - 25,000 shares of redeemable convertible preferred stock - $2,500,000.

        April 30, 1998 - 213,000 shares of redeemable convertible preferred stock - $21,300,000.

        April 30, 1998 - 63,811,087 shares of common stock - $1,914,000.

        Conversion of preferred stock to common stock:

        April 30, 1998 - 426,000 shares of redeemable convertible preferred stock - $42,600,000. (Converted to 24,893,286 shares of common stock, included above.)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Inapplicable.

ITEM 5. OTHER INFORMATION

        Inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Item (A)(1) Exhibit 11 - Computation of Per Share Loss

        Item (A)(2) Exhibit 27 - Financial Data Schedule

                            THE CERPLEX GROUP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 1998

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

Exhibit 27     Financial Data Schedule - Article 5 of Regulation S-X