Form 10-K
period 1998-09-30
CERPLEX GROUP INC/DE
filed 1999-01-12
CIK 319237

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .


                         COMMISSION FILE NUMBER 1-8456


                            THE CERPLEX GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               75-1539534
     (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                   1382 BELL AVENUE, TUSTIN, CALIFORNIA 92780
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (714) 258-5300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.03 PAR VALUE PER SHARE
                                (TITLE OF CLASS)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by non-affiliates of the registrant on December 15, 1998, based on the average of the bid and ask price per share of the Common Stock as quoted on the Nasdaq OTC Bulletin Board on such date was approximately $2,649,096.


     Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of December 15, 1998.


   TITLE OF EACH CLASS OF COMMON STOCK                NUMBER OF OUTSTANDING
   -----------------------------------                ---------------------
       Common Stock, $.03 par value                         7,367,518



                      DOCUMENTS INCORPORATED BY REFERENCE



     Part III of this Form 10-K incorporates information by reference from the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders, to be filed within 120 days after the registrant's fiscal year ended September 30, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            THE CERPLEX GROUP, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998


                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.     Business....................................................      2
Item 2.     Properties..................................................      9
Item 3.     Legal Proceedings...........................................      9
Item 4.     Submission of Matters to a Vote of Security Holders.........      9

                                    PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................      9
Item 6.     Selected Financial Data.....................................     11
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     13
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................     19
Item 8.     Financial Statements and Supplementary Data.................     19
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     19

                                    PART III
Item 10.    Directors and Executive Officers of the Registrant..........     20
Item 11.    Executive Compensation......................................     20
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     20
Item 13.    Certain Relationships and Related Transactions..............     20

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     21

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     The Cerplex Group, Inc., a Delaware corporation ("Cerplex" or the "Company"), formerly known as Aurora Electronics, Inc., provides repair and logistics services, and spare parts sourcing and service management for manufacturers of computer, communications and electronic office equipment. In the computer marketplace, the Company primarily services display terminals, printed circuit boards, laptops, networking equipment and workstations. In the telecommunications marketplace, the Company primarily services switching systems, payphones, video conferencing products, multiplexers, mobile communications, transmission equipment, hubs and modems. In the office automation marketplace, the Company services printers, scanners, fax machines and high value products such as copiers, automatic teller machines (ATMs) and other paper-handling equipment. The Company operates through its two principal subsidiaries, Cerplex, Inc. and Aurora Electronics Group, Inc., and their subsidiaries. Based in Tustin, California, the Company has locations across the United States, in France and in the United Kingdom.


     The Company entered the computer and electronics industry in 1992, and has expanded its operations through the acquisition of companies that supply, refurbish and recycle electronic parts and equipment. The Company's most recent acquisition was completed on April 30, 1998, when the Company, then known as Aurora Electronics, Inc., acquired The Cerplex Group, Inc., a publicly-held, Tustin, California, based provider of electronic parts repair, spare parts sales and service management ("Old Cerplex"). The acquisition was completed through a merger of a wholly-owned subsidiary of the Company into Old Cerplex, in which each share of Old Cerplex's Common Stock was converted into 1.070167 shares of the Company's Common Stock (or .1070167 shares, after giving effect to the Company's recent one-for-ten reverse stock split, discussed elsewhere herein). As a result of the merger, Old Cerplex became a wholly-owned subsidiary of the Company. The Company then changed its name to The Cerplex Group, Inc., and Old Cerplex changed its name to Cerplex, Inc. Following the merger, the Company's headquarters were relocated from San Diego, California, to the Tustin, California, headquarters of Old Cerplex.



     In connection with the merger with Old Cerplex, the Company obtained a new bank line of credit, consisting of a $36.0 million term loan and a revolving line of credit with available borrowings of up to $10.0 million, and sold $15.0 million of newly issued 10% Series A and Series B Senior Subordinated Notes and $21.55 million of newly issued 7% Senior Cumulative Convertible Preferred Stock, primarily to its principal stockholder, an investment fund managed by the investment firm of Welsh, Carson, Anderson & Stowe ("WCAS"). Funds from the new bank line of credit and the sale of the 10% Series A and Series B Senior Subordinated Notes and the 7% Senior Cumulative Convertible Preferred Stock were used to repay bank loans to the Company and Old Cerplex, to repay certain other indebtedness of the Company and Old Cerplex and to provide working capital to the Company. WCAS has guaranteed $25.0 million of indebtedness under the new line of credit. In addition, subsequent to the merger, WCAS has loaned an additional $7.5 million to the Company. The terms of the merger, the related financing from WCAS and new line of credit are described in greater detail in
Item 1 of this Annual Report under the heading "Merger with Old Cerplex, WCAS Financing and New Senior Loan."


SERVICES PROVIDED

     Cerplex's lines of business include the following:


     Repair Services. Through an infrastructure of transportation hubs and specialized depot repair facilities, Cerplex provides original equipment manufacturers ("OEMs") and service providers a complete process for product repair, remanufacturing, refurbishment, conversion and upgrades. Large manufacturers and multivendor service organizations ("MVSOs") historically have maintained in-house repair centers dedicated to servicing specific proprietary products or product lines. Frequently, these repair centers are cost centers with dedicated resources. Cerplex provides an outsourced solution for some or all of the repair requirements of an

OEM. To support and complement its repairs services, Cerplex also provides a variety of other ancillary services, including instant exchange of products to be repaired, product assembly and contract manufacturing.

     Logistics Services. Cerplex provides outsourced logistics services, including inventory and shipping control, order fulfillment, and returns to ensure its OEM customers have the necessary parts and products at the right place at the right time. Logistics management is critical in ensuring the availability of spare parts and repaired products to meet the OEM's customer demands. This is especially true in the global marketplace as the inability of an OEM to provide an international customer with timely repair services in that market can adversely affect an OEM's sales efforts.


     Spare Parts Business. Cerplex provides repaired, new and reclaimed parts to OEMs and third-party maintainers ("TPMs") and other customers both as an independent business and as a complement to its depot repair services. Cerplex provides components, sub-systems and full systems for sale, lease or for use as spares in repair programs. Cerplex provides full outsourcing solutions in this area giving customers the benefit of reduced overhead and the ability to reallocate internal resources toward their core capabilities. Cerplex has two main spare parts programs:



          Parts Sales. The parts sales program provides multivendor parts sourcing on industry commodity items. Upon receiving an order from a customer, Cerplex will access parts and provide for delivery through a nationwide network of parts brokers.


          Advanced Exchange. The advanced exchange program offers OEMs and TPMs fixed rate or lease programs on swaps for new and refurbished parts. Cerplex provides same or next day shipping on these products, which are exchanged with field replaceable units that are processed in Cerplex's depot repair programs for repair, remanufacturing, conversion or upgrade.

EUROPEAN OPERATIONS


     Cerplex serves the European market through Cerplex Ltd., a United Kingdom subsidiary, and through Cerplex SAS, a French subsidiary. Through Cerplex Ltd. and Cerplex SAS, Cerplex offers its European customers an array of repair services similar to those that it offers domestically. Cerplex's European operations also offer calibration services supporting the telecommunications and service industries in the United Kingdom and in Western Europe. Remanufacturing and contract assembly are provided by Cerplex SAS.


CUSTOMERS, SALES AND MARKETING


     Cerplex markets primarily to large manufacturers and service providers in the computer and peripheral, office automation and telecommunications industries. Cerplex's direct sales teams are geographically located in the United States, United Kingdom and France. Cerplex's representative customers include Rank Xerox, British Telecommunications plc ("BT"), Gateway 2000, Cisco Systems, Inc., Compaq, Hewlett-Packard Company, IBM, Siemens and Unisys.



     For the fiscal year ended September 30, 1998, Cerplex's two largest customers were Rank Xerox and BT. For the fiscal year ended September 30, 1998, the Rank Xerox and BT accounted for approximately 17% and 11% of Cerplex's revenues, respectively. These revenues were almost entirely attributable to the business of Old Cerplex.


COMPETITION


     Cerplex competes with the in-house repair centers of OEMs and TPMs for repair services. In certain instances, these entities compete directly with Cerplex for the services of unrelated OEMs and TPMs. In addition to competing with OEMs and TPMs, Cerplex also competes in the repair business with a small number of independent organizations similar in size to Cerplex and a large number of smaller companies. Cerplex believes that the key competitive factors for the repair business include: (i) scope and quality of service; (ii) price; and (iii) ability to offer rapid delivery and sophisticated logistics programs. The spare parts business is fragmented with widespread competition from a variety of small independent suppliers. Cerplex believes that the key competitive factors for the parts business include: (i) breadth of parts distributed;

(ii) ability to offer rapid delivery and sophisticated logistics programs; and
(iii) price. Many of the companies with which Cerplex competes for repair, parts and logistics services have significantly greater financial resources than Cerplex.

REGULATION


     Cerplex's business is subject to various federal, state and local laws, including antitrust laws, occupational health and safety laws and environmental laws relating to the disposal of waste material, as well laws of this nature in the European countries in which Cerplex operates. Because Cerplex's business includes handling, recycling and disposing of electronic parts which contain hazardous materials, Cerplex's compliance with environmental laws and regulations relating to the disposal of waste material is particularly important. Such environmental laws and regulations are complex and may change from time to time in a manner that imposes more stringent requirements on Cerplex and imposes greater liability on Cerplex for violating such laws and regulations. Cerplex believes that it is currently in material compliance with such laws and is not aware of any current situation or condition that could reasonably be expected to have a material adverse affect on Cerplex's financial condition or competitive position.


EMPLOYEES


     As of November 22, 1998, Cerplex had a work force of approximately 1,350 employees, of which 860 are employees of Cerplex Ltd. and Cerplex SAS. The approximately 860 employees of Cerplex Ltd. and Cerplex SAS are currently covered by collective bargaining agreements. Almost all recruitment activity is focused locally in the surrounding communities, representing all skill levels and positions ranging from entry-level trainee to skilled professional and senior-level management.


MERGER WITH OLD CERPLEX, WCAS FINANCING AND NEW SENIOR LOAN


     On April 30, 1998, Holly Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of the Company, merged with and into Old Cerplex (the "Merger"). As a result of the Merger, Old Cerplex became a wholly-owned subsidiary of the Company. The Company changed its name to The Cerplex Group, Inc., and Old Cerplex changed its name to Cerplex, Inc. The Company now conducts its operations through two wholly-owned subsidiaries, Cerplex, Inc. and Aurora Electronics Group, Inc., and their subsidiaries. Following the Merger, the Company's headquarters were relocated from San Diego, California, to the Tustin, California, headquarters of Old Cerplex.



     The Merger occurred pursuant to an Agreement and Plan of Merger, dated as of January 30, 1998 (the "Merger Agreement"), among the Company, Merger Sub and Old Cerplex. As a result of the Merger, each share of Old Cerplex's Common Stock was converted into the right to receive 1.070167 shares of the Company's Common Stock (or .1070167 shares, after giving effect to the Company's recent one-for-ten reverse stock split, discussed elsewhere herein). Old Cerplex stockholders who otherwise were entitled to fractional shares of the Company's Common Stock received cash in lieu thereof. Old Cerplex stockholders received in the aggregate approximately 38.9 million shares of the Company's Common Stock as a result of the Merger (or 3.89 million shares, after giving effect to the Company's recent one-for-ten reverse stock split, discussed elsewhere herein). The stock received by the Old Cerplex stockholders constituted approximately 25% of the Company's Common Stock on a fully diluted basis after giving effect to the Merger and related financings. The ratio used to exchange Old Cerplex Common Stock for the Company's Common Stock was determined through negotiations between Old Cerplex and the Company, and was approved by the respective Board of Directors of the Company and Old Cerplex. The Merger was approved at a special meeting of Old Cerplex's stockholders. An increase in the number of authorized shares of the Company's Common Stock necessary to enable the Company to issue stock in the Merger to the Old Cerplex stockholders, and the name change to The Cerplex Group, Inc., was approved at a special meeting of the Company's stockholders.



     In connection with the Merger, the Company received a line of credit from Greyrock Business Credit ("Greyrock"), a division of NationsCredit Commercial Corporation (the "Greyrock Line of Credit"). The Greyrock Line of Credit consists of a $36.0 million term loan, the proceeds of which were advanced to the Company in full at the closing of the Merger, and a revolving line of credit with available borrowings of up to $10.0 million depending on certain financial conditions of the Company. WCAS has guaranteed the repayment of $25.0 million of the principal amount owing by the Company at any time under the Greyrock Line of Credit. In addition, in connection with the Merger, the Company sold an aggregate of $15.0 million of newly issued 10% Series A Senior Subordinated Notes and 10% Series B Senior Subordinated Notes (collectively, the "10% Senior Subordinated Notes") and $21.55 million of newly issued 7% Senior Cumulative Convertible Preferred Stock (the "7% Convertible Preferred Stock") primarily to its principal stockholder, WCAS (the "WCAS Financing"). The aggregate consideration paid by WCAS and other purchasers for the 10% Senior Subordinated Notes and the 7% Convertible Preferred Stock consisted of approximately $12.0 million in cash, the cancellation of $21.0 million of combined indebtedness of Old Cerplex and the Company to WCAS, and the surrender of warrants held by WCAS to purchase capital stock of Old Cerplex. The cash proceeds from the WCAS Financing (approximately $12.0 million) and from borrowings under the Greyrock Line of Credit upon the closing of the Merger (approximately $38.5 million) totaled approximately $50.5 million. The $50.5 million was used in full to repay $30.0 million of indebtedness of Old Cerplex under a line of credit from Citibank, N.A., to repay $16.5 million of the Company's indebtedness under a line of credit with The Chase Manhattan Bank, N.A., and the balance to pay investment banking and other transactional fees in connection with the Merger. In addition, subsequent to the Merger, WCAS loaned the Company an additional $7.5 million, and the Company borrowed an additional $7.0 million under the Greyrock Line of Credit, both for working capital.


     The terms of the 10% Senior Subordinated Notes, the 7% Convertible Preferred Stock, the Greyrock Line of Credit and other Company debt are described in greater detail in Item 7 of this Annual Report under, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

REVERSE STOCK SPLIT, CONVERSION OF PREFERRED STOCK, AND CURRENT CAPITALIZATION


     On October 5, 1998, a majority of the outstanding capital stock of the Company entitled to vote, voted at a Special Meeting of Stockholders to effect a one-for-ten reverse stock split (the "One-for-Ten Reverse Split"), in which each ten shares of the Company's Common Stock were converted into one share of the Company's Common Stock. Stockholders who would have received fractional shares of Common Stock as a result of the One-for-Ten Reverse Split, were paid, in lieu of receiving fractional shares, cash in an amount equal to $0.104 per share. Unless otherwise stated, figures as to the number of shares outstanding, earnings per share, exercise price to convert the 7% Convertible Preferred Stock and other per share figures stated in this Annual Report and in the Financial Statements included herein, reflect the One-for-Ten Reverse Split. Immediately following the One-for-Ten Reverse Split, the outstanding capital stock of the Company consisted of 215,500 shares of 7% Convertible Preferred Stock, 44,000 shares of Series A Convertible Preferred Stock and 7,118,285 shares of Common Stock. Subsequent to the One-for-Ten Reverse Split, on November 19, 1998, 249,233 shares of the Company's Common Stock were issued as a result of the conversion of 44,000 shares of Preferred Stock of the Company that had been issued to WCAS and other stockholders prior to the Merger. A majority of such Preferred Stock was held by WCAS. As a majority holder of such Preferred Stock, WCAS elected to cause all of the shares of such Preferred Stock to be converted to the Common Stock of the Company. As of December 15, 1998, there were 7,367,518 shares of the Company's Common Stock outstanding.


RISK FACTORS

     This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "believe" and similar words constitute forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ significantly from those projected in the forward-looking statements. Risks and uncertainties that may have a significant detrimental impact on the Company's performance include, but are not limited to, the following:


     Inability to Repay Greyrock Line of Credit; Threat to Status as a Going Concern. As of December 15, 1998, the Company had outstanding $36.0 million in term debt and $9.5 million in revolving debt under the Greyrock Line of Credit. No additional borrowings are available under the Greyrock Line of Credit. WCAS has guaranteed the repayment of $25.0 million of the principal amount owing by the Company at any time under the Greyrock Line of Credit. All amounts owing under the Greyrock Line of Credit are due to be repaid by April 30, 1999. The Company's cash flow from operations is anticipated to be insufficient to repay the amounts due on the Greyrock Line of Credit by April 30, 1999. If the Company does not repay the loan, Greyrock has the ability to foreclose on the loan. The Company is currently in discussions with Greyrock to extend the repayment date, however, there is no assurance that the extension will be obtained, or, if obtained, that the extension will give the Company sufficient time to obtain replacement financing to repay Greyrock. If additional funds are not obtained, the Company will experience severe liquidity problems. This matter raises substantial doubt about the Company's ability to continue as a going concern. See Note A to the Consolidated Financial Statements -- "Current Financial Condition."



     High Degree of Leverage; Future Capital Requirements. As of December 15, 1998, the Company had approximately $82.2 million principal amount of indebtedness outstanding, which consisted of: (i) $45.5 million indebtedness under the Greyrock Line of Credit; (ii) $25.4 combined indebtedness under the Company's 10% Senior Subordinated Notes and 7 3/4% Convertible Subordinated Debentures; (iii) $7.5 million combined indebtedness under two loans from WCAS;
(iv) $3.1 million indebtedness under a promissory note to BT; and (v) $0.7 million of other indebtedness consisting primarily of equipment leases. In addition, the Company also had as of December 15, 1998, $21.55 million outstanding (excluding accrued dividends) of its mandatorily redeemable 7% Convertible Preferred Stock. The payment terms of the debt and preferred stock are described in Item 7 of this Annual Report under, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." It is anticipated that the Company's cash from operations will not be sufficient to enable it to meet its debt service and preferred stock redemption requirements, and the Company will be required to obtain additional funds through equity or debt financings in order not to default on its debt. In many cases, if the Company defaults on a particular debt, the default will cause other debts of the Company to be in default and come due early. The degree to which the Company is leveraged could adversely affect its ability to obtain additional financing and could make it more vulnerable to economic downturns and competitive pressures. The terms of any equity financings have in the past been, and may in the future be, dilutive to the Company's stockholders, and the terms of any debt financings are likely to contain restrictive covenants which limit the Company's ability to pursue certain courses of action. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company will experience severe liquidity problems. This matter raises substantial doubt about the Company's ability to continue as a going concern.



     Losses and Accumulated Deficit. For the fiscal year ended September 30, 1998, the Company reported a net loss of $29.1 million and an operating loss of $22.0 million. As of September 30, 1998, the Company had a stockholders' deficit of $59.2 million. The Company is expecting to experience losses for the foreseeable future, and will require additional funding and financial support. Continued losses and/or the failure to obtain such additional funding and financial support could materially and adversely affect the business and financial condition of the Company and the value of, and the market for, the Company's equity and debt securities.



     Integration with Old Cerplex; New Management. The Company's success will depend, to a large extent, upon whether the Company effectively integrates its business with the business of Old Cerplex following the Merger with Old Cerplex in April 1998. The Company is subject to the risks normally involved in the integration of each company's operating, administrative, finance, sales and marketing organizations, as well as each company's communication technologies and the coordination of sales efforts and streamlining of facilities and back office operations. In addition, following the Merger, certain key executives left the management team and others joined. As a result, the Company became dependent upon a new management group, some members of which had not been previously involved in managing the Company. While the Company's key executives have business experience, they are still in the process of familiarizing themselves with the specific operations of the Company. There can be no assurance that the Company will be able to successfully integrate with Old Cerplex in a manner that will result in the synergies intended as a result of the Merger. These difficulties could have a material adverse impact on the Company's financial condition and results of operations.



     Control by WCAS. WCAS owns approximately 70% of the Company's voting capital stock, which consists of WCAS's ownership of shares of the Company's outstanding Common Stock, and shares of the

Company's 7% Convertible Preferred Stock (which give the holders thereof the right to vote on all matters on which the holders of Common Stock are entitled to vote, as if the 7% Convertible Preferred Stock had been converted to Common Stock). As a result, WCAS is able to control all matters requiring approval by the Company's stockholders, including the election of directors. The Company's Board of Directors has the authority to issue additional shares of preferred stock in one or more series and fix the rights, preferences, privileges and restrictions granted to or imposed upon any such shares of preferred stock. The issuance of such preferred stock may adversely affect voting and dividend rights, rights upon liquidation and other rights of holders of the Company's Common Stock and may result in immediate and substantial dilution to the holders of the Common Stock. The issuance of such preferred stock and the control by WCAS of the Company may also have the effect of delaying, deferring or preventing a change in control of the Company.



     Dependence on Key Customers. For the fiscal year ended September 30, 1998, Rank Xerox and BT accounted for approximately 17% and 11% of the Company's revenues, respectively. These revenues were almost entirely attributable to the business of Old Cerplex. There can be no assurance that such customers will not terminate any or all of their arrangements with the Company, significantly change, reduce or delay the amount of services ordered from the Company, or significantly change the terms upon which the Company and these customers do business. Any such termination, change, reduction, or delay could have a material adverse effect on the Company's business. It is anticipated that the Company's contract with Rank Xerox, which accounted for approximately 17% of the Company's revenues for the 1998 fiscal year, will be phased out by June 2000. In addition, unit volumes from BT have been declining and are expected to continue to decline due to, among other things, product evolution. The future success of the Company's European operations is dependent upon replacing these declining volumes with new revenue from either these or new customers. There can be no assurance that the Company will be able to replace these declining volumes with sales to either these or new customers.



     Competition. The Company competes with the in-house repair and service centers of OEMs and TPMs. There is no indication that these companies will choose to outsource their repair and service needs. In certain instances, these companies compete directly with the Company to provide services to third party OEMs and TPMs. Moreover, the industry in which the Company operates is fragmented, and the Company faces competition from a variety of small independent suppliers. Competition for business from OEM, TPM and MVSO customers is based on a number of factors, including breadth of services provided and price. Certain of the Company's competitors have greater revenue or larger capitalizations than the Company. There can be no assurance that the Company will be able to compete effectively in its target markets.



     Reliance on International Sales. For the fiscal year ended September 30, 1998, approximately 42% of the Company's sales were outside of North America. These revenues were almost entirely attributable to the business of Old Cerplex. There can be no assurance that the Company will be able to successfully market, sell, and deliver its products and services in these markets. Moreover, it is anticipated that the Company's contract with Rank Xerox, which accounted for approximately 17% of the Company's revenues for the 1998 fiscal year, will be phased out by June 2000. In addition to the uncertainty as to the Company's ability to maintain or expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, severance and other costs associated with work force reductions, fluctuations in currency exchange rates, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.



     Reliance on Short Term Purchase Orders and Contracts. The Company generally distributes spare parts to, and receives its recyclable material from customers pursuant to non-exclusive contracts that do not contain guaranteed or minimum quantities and are subject to cancellation on short notice at the customer's discretion. Similarly, the Company's repair contracts are typically subject to termination on short notice at the customer's discretion, and purchase orders under such contracts typically only cover services over a 90-day period.

     Dependence on the Electronics and Computer Industry. The Company's businesses are dependent upon the growth, viability and financial stability of its customers and potential customers in the electronics and the computer industry. The electronics and computer industry have been characterized by rapid technological change, compressed product life cycles and pricing and margin pressures. The factors affecting segments of the electronics and computer industry in general, and the Company's OEM customers in particular, could have an adverse effect on the Company's business. There can be no assurance that existing customers or future customers will not experience financial difficulty, which could have a material adverse effect on the Company's business.



     Risks Associated with Intangible Assets. As of September 30, 1998, approximately $37.7 million of the Company's total assets consisted of intangible assets. The intangible assets consist primarily of goodwill resulting from the Merger with Old Cerplex. The goodwill must be amortized over a number of years and deducted from the Company's earnings, even though the goodwill may not generate earnings to offset such deduction. There can be no assurance that the value of the Company's intangible assets will ever be realized by the Company, particularly in any sale or liquidation of the Company. Any significant decrease in the value of such intangible assets or increase in the rate of amortization thereof would adversely affect the Company's financial condition and results of operations.


     Limited Trading Market and Possible Volatility of Stock Price. The volume of trading of the Company's Common Stock has been very limited and there can be no assurance of an active trading market for the Common Stock in the future. In addition, the trading price of the Company's Common Stock has been, and in the future could be, subject to significant fluctuations in response to variations in quarterly operating results of the Company, the depth and liquidity of the market for the Company's Common Stock, investor perception of the Company and the industry within which it competes, the gain or loss of significant contracts, changes in management or new products or services offered by the Company or any competitors, general trends in the industry and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market price for many companies in similar industries and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

     Shares Available for Future Sale. No prediction can be made as to the effect, if any, that future sales of shares, or the availability of shares for future sale by WCAS, will have on the market price of the Company's Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock (including shares issued upon the exercise of stock options and the conversion of preferred stock), or the perception that such sales could occur, may adversely affect prevailing market prices for the Company's Common Stock.


     Year 2000 Risks. The Year 2000 risk is the result of computer programs, microprocessors and embedded date reliant systems using two digits rather than four to define the applicable year. This may result in the incorrect processing of dates prior to, during and after the Year 2000. Incorrect processing may result in claims against the Company if it is unable to properly manage data related to the Year 2000. In addition to Year 2000 errors on the part of the Company, the Company is vulnerable to its key suppliers' failure to remedy their own Year 2000 issues, which could delay shipments of essential components, thereby disrupting or halting the Company's operations. The Company also relies, both domestically and internationally, upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. The Company is in the process of remediating potential Year 2000 problems in its systems and has communicated with certain of its significant suppliers to evaluate their Year 2000 readiness plans. There is no assurance that the Company or parties with whom it deals will not suffer business disruption caused by a Year 2000 issue. Such failures could have a material adverse effect on the Company's financial condition and results of operations. This is described in greater detail in Item 7 of this Annual Report under, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

ITEM 2. PROPERTIES


     The Company leases certain office and warehouse facilities under operating leases and subleases which expire at various dates during the next seven years. The Company believes that its existing facilities are adequate for its current business. The Company's executive offices are located at the Tustin, California, facility listed below. A description of the facilities leased and subleased by the Company as of December 15, 1998 is as follows:


                                                   SQUARE
                    LOCATION                       FOOTAGE    LEASE EXPIRATION
                    --------                       -------    ----------------
Jeffersontown, Kentucky..........................   77,000    December 2001
Tewksbury, Massachusetts.........................  250,180    May 2005
Livermore, California............................  124,914    June 2003
Marina del Rey, California.......................  106,715    November 1999
Rancho Cucamonga, California.....................   68,900    June 2003
Tustin, California...............................  120,300    December 2001
Middleton, Leeds, England........................   22,000    June 2000


     In addition, the Company's European subsidiaries own land and buildings in Enfield, England, and Lille, France.


ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to legal proceedings relating to routine matters incidental to its business. While the Company does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on its business or its results of operations, there can be no assurance that such proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1998, as required to be reported herein. Subsequent to the fiscal year end, on October 5, 1998, holders of a majority of the capital stock of the Company entitled to vote approved the following matters:



          1. The amendment of the Company's Certificate of Incorporation to effect the One-for-Ten Reverse Split whereby every ten shares of the Company's Common Stock was converted into one share of the Company's Common Stock;



          2. The adoption of the Company's 1998 Stock Option and Restricted Stock Purchase Plan, which provides for the grant to employees, directors, and consultants of the Company of options and awards to purchase up to 2,835,500 shares (post-reverse split) of the Company's Common Stock; and



          3. The approval of KPMG LLP as the Company's independent public accountants and auditors.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until December 12, 1997, the Company's Common Stock was traded on the American Stock Exchange ("AMEX") under the symbol "AUR." Commencing December 15, 1997, the Company's Common Stock was listed for quotation on the Nasdaq OTC Bulletin Board (the "OTC Bulletin Board") under the symbol "AURU." Following the Merger with Old Cerplex, the Company's Common Stock has been reported on the OTC Bulletin Board under the symbol "CPLX." For the period during the last two fiscal years in which the Common Stock was traded on the AMEX, the following table sets forth the range of the high and low closing sales prices per share for the Common Stock on the AMEX. For the period during the last two fiscal years in which the Common Stock was listed for quotation on the OTC Bulletin Board, the following table sets forth the range of the high and low bid quotations per share for the Common Stock as reported on the OTC Bulletin Board. Figures for the OTC Bulletin Board reflect inter-dealer prices, without mark-up, mark-down or commission, and may not necessarily represent actual transactions.


     The per share prices set forth in the table below have been adjusted to reflect the One-for-Ten Reverse Split for the Company's Common Stock that took place following approval by the stockholders of the Company on October 5, 1998. As a result of the One-for-Ten Reverse Split, each ten shares of the Company's Common Stock was converted into one share of the Company's Common Stock.



                                      FISCAL YEAR 1998          FISCAL YEAR 1997
                                     (OCTOBER 1, 1997 TO      (OCTOBER 1, 1996 TO
                                     SEPTEMBER 30, 1998)      SEPTEMBER 30, 1997)
                                     -------------------      --------------------
                                      HIGH         LOW         HIGH          LOW
                                     -------      ------      -------      -------
First Quarter......................  $16.00       $7.50       $23.80       $15.00
Second Quarter.....................  $11.10       $2.70       $21.90       $13.80
Third Quarter......................  $ 6.10       $2.50       $20.00       $13.80
Fourth Quarter.....................  $ 4.20       $0.90       $21.30       $ 7.50



     On December 15, 1998, the closing bid price per share of the Common Stock as reported on the OTC Bulletin Board was $0.59. As of December 15, 1998, the Company had 955 holders of record of its Common Stock.



     The Company has not paid any cash or stock dividends on its Common Stock since September 30, 1993. At present, it is the policy of the Company to retain all earnings for reinvestment into the Company. In addition, the Greyrock Line of Credit prohibits payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding the Company's results of operations and financial position. This information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related Notes included elsewhere herein.

     Information for the fiscal year ended September 30, 1998 reflects the addition of the results of operations of Old Cerplex for the five months ended September 30, 1998, subsequent to the Merger with Old Cerplex on April 30, 1998.


                                               (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                                   FOR THE YEAR ENDED SEPTEMBER 30,
                                        -------------------------------------------------------
                                          1998       1997        1996        1995        1994
                                        --------   --------    --------    --------    --------
OPERATING DATA
Net revenues..........................  $ 66,423   $ 64,892    $ 98,019    $141,852    $120,386
                                        --------   --------    --------    --------    --------
Gross profit..........................     4,869     12,986      24,443      34,582      26,350
Selling, general and administrative
  expenses............................    23,145     23,466      25,943      28,170      17,573
Amortization of intangibles...........     3,701     34,044(1)   18,042(2)    9,073(3)    4,539(4)
Restructuring charge and other........        --         --          --       5,643(5)    2,161
Litigation settlement.................        --         --          --          --       1,943
                                        --------   --------    --------    --------    --------
Operating loss........................   (21,977)   (44,524)    (19,542)     (8,304)        134
Interest expense......................    (5,465)    (4,050)     (6,221)     (5,522)     (4,449)
Other income (expense), net...........    (1,653)      (498)     (1,284)        116         197
                                        --------   --------    --------    --------    --------
Loss from continuing operations before
  taxes...............................   (29,095)   (49,072)    (27,047)    (13,710)     (4,118)
Net loss..............................  $(29,095)  $(49,605)   $(30,353)   $(15,030)   $ (6,518)
                                        ========   ========    ========    ========    ========
Loss from continuing operations per
  share(6)............................  $  (7.57)  $ (73.57)   $ (37.78)   $ (16.36)   $  (5.50)
Net loss per share(6).................  $  (7.57)  $ (74.37)   $ (42.39)   $ (17.94)   $ ( 8.70)
Net loss applicable to common
  shareholders(6).....................  $  (8.26)  $ (78.60)   $ (44.40)   $ (17.94)   $  (8.70)
Weighted average number of common
  shares(6)...........................     3,843        667         716         838         749


---------------

(1) During the fourth quarter of fiscal 1997, approximately $29,602 relating to a write-down of intangible assets acquired in fiscal 1994 in connection with the Century acquisition and $3,390 of computer systems and software development costs were charged to operations.


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


(5) During fiscal 1995, the Company substantially completed a major corporate reorganization into two core businesses operating through the integrated circuits recycling and recovery division and the spare parts distribution division.



(6) Per share figures and figures for the number of shares outstanding have been adjusted to reflect the One-for-Ten Reverse Split that occurred on October 5, 1998.

                                                               AS OF SEPTEMBER 30,
                                               ---------------------------------------------------
                                                 1998       1997       1996      1995       1994
                                               --------   --------   --------   -------   --------
BALANCE SHEET DATA
Working capital..............................  $(55,415)  $ (3,113)  $    610   $   196   $  9,013
Total assets.................................   100,541     14,629     52,788    80,716    102,927
Long-term obligations (less current
  maturities)................................    25,782     36,585     25,842    46,183     51,761
Redeemable convertible preferred stock.......    34,150     46,722     40,000        --         --
Stockholders' equity (deficit)...............   (59,208)   (83,320)   (31,690)   12,338     26,903
Dividends declared...........................        --         --         --        --         --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides repair and logistics services, and spare parts sourcing and service management for manufacturers of computer, communications and electronic office equipment. In the computer marketplace, the Company primarily services display terminals, printed circuit boards, laptops, networking equipment and workstations. In the telecommunications marketplace, the Company primarily services switching systems, payphones, video conferencing products, multiplexers, mobile communications, transmission equipment, hubs and modems. In the office automation marketplace, the Company services printers, scanners, fax machines and high value products such as copiers, automatic teller machines (ATMs) and other paper-handling equipment. The Company operates through its two principal subsidiaries, Cerplex, Inc. and Aurora Electronics Group, Inc., and their subsidiaries. Based in Tustin, California, the Company has locations across the United States, in France and in the United Kingdom

     Prior to the Merger with Old Cerplex which is discussed in more detail below, the Company's business consisted primarily of two divisions, the Asset Recovery Services Division (the "ARS Division") and the Parts Services Supply Division (the "PSS Division"). The Merger was accounted for under the purchase method of accounting and, as such, the operations of Old Cerplex are not included in the Company's financial statements prior to April 30, 1998. The majority of the Company's revenues subsequent to April 30, 1998 are attributable to the repair operations of Old Cerplex acquired in the Merger. Due to this and the fact that the Company's ARS and PSS Divisions experienced declining revenues from fiscal 1997 to fiscal 1998, the Company's historical results, especially as they relate to the ARS and PSS Divisions, may not be indicative of future results.

     The primary factors affecting the Company's repair business include, but are not limited to, the pricing of the Company's services and the utilization of the Company's resources that constitute fixed costs. Pricing in the Company's industry is very competitive and price discounting could adversely affect the Company's operating results. In addition, the Company has made a significant investment in facilities, equipment and personnel. While the Company's facilities have the capability of generating significantly more repair services volume than current levels, the Company and Old Cerplex have, due to a variety of factors, experienced decreasing revenues which have resulted in significant operating losses. In particular, BT and Rank Xerox constituted Old Cerplex's and the Company's largest customers in the last fiscal year. Revenues from these customers have declined from fiscal 1997 to fiscal 1998 on a pro forma basis. It is anticipated that revenues from Rank Xerox will decline in the future, and there can be no assurance that revenues from BT or other customers will not decline in the future. The failure of the Company to develop additional business from new and existing customers could have a material adverse effect on the Company's business.

CORPORATE HISTORY


     The Company, as it exists today, was formed on September 30, 1992. Prior to September 30, 1992, the Company was known as BSN Corp. and was engaged in the sporting goods industry. From 1990 through 1992, BSN divested itself of a majority of its sporting goods assets and, effective September 30, 1992, announced that all of its remaining sporting goods assets would be accounted for as discontinued operations and that such operations would be sold. Effective September 30, 1992, the Company entered the computer and electronics industry through the acquisition of Micro-C Corporation, a San Diego, California based company founded in 1985, which provided both integrated circuits ("IC") recycling services to computer OEMs and memory IC distribution services for semiconductor manufacturers. Effective September 30, 1993, the Company acquired FRS, Inc., a Sacramento, California, based company founded in 1984, which provided depot repair services to computer and peripheral OEMs. Effective March 1, 1994, the Company acquired Century Computer Marketing, a Marina del Rey, California, based company founded in 1984, which was a leading supplier of new and refurbished spare parts to the computer maintenance market.


     In the third quarter of the fiscal year ended September 30, 1995, the Company completed a corporate reorganization, in which it: (a) exited the memory upgrade manufacturing and supply business formerly known as the Premier Division; and (b) substantially downsized its depot repair services operation acquired in the FRS, Inc. acquisition, and refocused these operations to support the Company's remaining spare parts distribution and electronic recycling services business.


     In March 1996, the Company completed a recapitalization in which the Company (a) acquired approximately 4,268,000 shares of its Common Stock, (b) issued $40.0 million of convertible preferred stock and $10.0 million of subordinated debt to WCAS, (c) established a $35.0 million credit facility, (d) repaid $26.0 million of senior bank debt and (e) redeemed approximately $9.3 million of Senior Subordinated Notes.



     In October 1997, the Company completed the sale of the remainder of its then-existing depot repair services operation and sold its Irvine, Scotland, recovery processing facility. Losses from these transactions were accrued into fiscal 1997 operating results.



     In April 1998, the Company completed the Merger with Old Cerplex, in which a wholly-owned subsidiary of the Company merged into Old Cerplex and each share of Old Cerplex's Common Stock was converted into 1.070167 shares of the Company's Common Stock (or .1070167 shares after giving effect to the Company's recent One-for-Ten Reverse Split). As a result of the Merger, Old Cerplex became a wholly-owned subsidiary of the Company. The Company changed its name to The Cerplex Group, Inc., and Old Cerplex changed its name to Cerplex, Inc. The Company now conducts its operations through two wholly-owned subsidiaries, Cerplex, Inc. and Aurora Electronics Group, Inc., and their subsidiaries.


RESULTS OF OPERATIONS YEAR ENDED SEPTEMBER 30, 1998 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1997


     Net revenues for the year ended September 30, 1998 for the Company were $66,423,000 as compared to $64,892,000 for the year ended September 30, 1997. The Company's increase in revenues was due principally to the acquisition of Old Cerplex. This increase is offset by a substantial decline in revenues due to the subsequent closing of the DRAM segment of the ARS Division and an overall decline in the prices and volume of computer repair parts in its PSS Division.



     Gross profit for fiscal 1998 was $4,869,000 (7.3% of net revenues) as compared to gross profit of $12,986,000 (20.0% of net revenues) for fiscal 1997. The decrease in gross profit was due primarily to the decline in revenues from the ARS and PSS Division mentioned above, and by the lower gross profit contribution of Old Cerplex ($1,849,000 or 4.3% of Old Cerplex's net revenue contribution).



     Selling, general and administrative expenses for fiscal 1998 were $23,145,000 (34.8% of revenue) as compared to $23,466,000 (36.2% of net revenues) for fiscal 1997. The decrease as a percentage of revenues was due to the reduction in employees related to the sale of its remaining depot repair service operation and its Irvine, Scotland recovery processing facility.



     Amortization expense for fiscal 1998 was $3,701,000 as compared to $34,044,000 for fiscal 1997. Fiscal 1997 included writeoffs of goodwill and system development costs totaling approximately $32,992,000.



     Net interest expense for fiscal 1998 was $5,465,000 (8.2% of net revenues) as compared to $4,050,000 (6.2% of net revenues) for fiscal 1997. The increase in interest expense is due to higher loan balances on the Greyrock Line of Credit.



     Other expense for fiscal 1998 was $1,653,000 primarily for expenses incurred to close the San Diego former headquarters. Other expense for fiscal 1997 was $498,000 which included approximately $450,000 loss from the sales of the Sacramento Repair Facility and the Asset Recovery Facility in Scotland.



     Provision for income tax was $0 in fiscal 1998 as compared to $533,000 in fiscal 1997. The fiscal 1997 provision includes a $500,000 valuation allowance provided for a deferred tax asset that was not expected to be realized.



     Net loss for fiscal 1998 was $29,095,000 as compared to $49,605,000 in fiscal 1997. The fiscal 1997 loss includes $32,992,000 of write-offs of goodwill and information system development costs. If this $32,992,000 of write-offs is excluded from the loss for fiscal 1997, the loss for fiscal 1997 was $16,613,000 as compared to

$29,095,000 for fiscal 1998. The increase in loss for fiscal 1998 is due to continued operating losses from the operations of the electronics recycling and spare parts distribution operations mentioned above.


RESULTS OF OPERATIONS YEAR ENDED SEPTEMBER 30, 1997, COMPARED WITH YEAR ENDED SEPTEMBER 30, 1996


     Net revenues for the year ended September 30, 1997 for the Company were $64,892,000 as compared to $98,019,000 for the year ended September 30, 1996. Gross profit for fiscal 1997 was $12,986,000 (20.0% of net revenues) as compared to gross profit for fiscal 1996 of $24,443,000 (24.9% of net revenues). The Company's decline in revenues and gross profit was due to a continued decline in the average sales prices for DRAM memory chips in the ARS Division and to an overall decline in the prices of computer repair parts in its PSS Division.



     Selling, general and administrative expenses for fiscal 1997 were $23,466,000 (36.2% of revenue) as compared to $25,943,000 (26.5% of revenue) for fiscal 1996. Included in the 1996 selling, general and administrative expenses were approximately $725,000 in one time charges related to a recapitalization. The increase of the selling, general and administrative expenses as a percentage of revenue was due to the reduction in revenues described in the preceding paragraph.



     Amortization expense for fiscal 1997 was $34,044,000 as compared with $18,042,000 in fiscal 1996. The 1997 amount included the write-offs of $29,602,000 of unamortized goodwill remaining from the acquisition of Century Computer marketing and $3,390,000 of computer system software and development costs in PSS. With the continued decline in computer repair parts prices, management's projections of non-discounted cash flows were insufficient to recover these assets over their amortization life. The fiscal 1996 amortization included the write-off of $16,580,000 of goodwill related to the acquisition of Micro-C Corporation, Inc. Management wrote off the goodwill related to the Micro-C acquisition due to the deterioration of the pricing levels in the integrated circuit market and their negative effects on the Company's business prospects.


     Net interest expense for fiscal 1997 was $4,050,000 or 6.2% of revenue as compared to $6,221,000, or 6.3% of revenue, for fiscal 1996. The interest expense for fiscal 1996 includes approximately $2,243,000 of charges related to the Company's recapitalization, including approximately $1,070,000 of previously capitalized financed charges, $917,000 of interest, fees and expenses due to the Company's previous lenders and $256,000 relating to the 9 1/4% Senior Subordinated Notes.


     Other expense for 1997 was $498,000 including approximately a $450,000 loss from the sales of the Sacramento Repair Facility and the Asset Recovery Facility in Irvine, Scotland. Other expense for fiscal 1996 was $1,284,000 including write downs and disposal of property and equipment totaling $1,369,000.



     Provision for income taxes for fiscal 1997 was $533,000 as compared to $3,306,000 for fiscal 1996. The fiscal 1997 provision includes the increase in a valuation allowance of $500,000 for a deferred tax asset not anticipated to be realized. The fiscal 1996 provision includes the increase of the deferred income tax valuation allowance in the amount of $3,234,000 due to management's determination that the deferred tax asset will not be fully realized. Management reached this conclusion as a result of the limitation in the utilization of the Company's net operating loss carryforwards caused by the change of ownership pursuant to the 1996 recapitalization.



     Net loss for fiscal 1997 was $49,605,000 as compared to $30,353,000 for fiscal 1996. The fiscal 1997 loss included write downs of information system software and development costs of approximately $3,390,000 and the write off of goodwill from the Century acquisition of approximately $29,602,000.


LIQUIDITY AND CAPITAL RESOURCES


     The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment and required debt principal payments. The Company had a working capital deficit of $55.4 million as of September 30, 1998 as compared to a working capital deficit of $3.1 million as of September 30, 1997. See Note A of Notes to Consolidated Financial Statements -- "Current Financial Condition."

     The Company's most immediate liquidity concern is its ability to repay its indebtedness under the Greyrock Line of Credit, which approximated $45.5 million in principal amount as of December 15, 1998. All amounts owing Greyrock are due to be repaid by April 30, 1999, and the Company's cash on hand and cash flow from operations is anticipated to be insufficient to repay the amounts due by such date. The Company is currently in discussions with Greyrock to extend the repayment date of the Greyrock Line of Credit, however, there is no assurance that the extension will be obtained, or, if obtained, that the extension will give the Company sufficient time to obtain replacement financing to repay Greyrock. If satisfactory extension and/or additional funds are not obtained, the Company will experience severe liquidity problems. If the Greyrock Line of Credit is not repaid, Greyrock has the ability to foreclose on the Greyrock Line of Credit. This matter raises substantial doubt as to the Company's ability to continue as a going concern. See Note A of Notes to Consolidated Financial Statements -- "Current Financial Condition."



     In addition to the need for capital to repay Greyrock, management believes the Company will require substantial additional working capital during fiscal 1999 to fund operations and to repay the BT promissory note and the $5.0 million loan from WCAS. Management believes that the Company will continue to experience operating losses and negative cash flow in fiscal 1999. Because the Company does not have availability to borrow additional amounts pursuant to the Greyrock Line of Credit, management anticipates that the only potential source of additional working capital available to the Company will be from WCAS, the Company's largest stockholder. There is no assurance, however, that the Company will attain results that WCAS will regard as sufficient to support the infusion of additional capital.



     In addition to the fact that the Company has limited access or no access to additional working capital, the Company has limited ability to obtain working capital from the operations of its Cerplex SAS subsidiary. The ability to obtain working capital from Cerplex SAS is limited due to the internal capital needs of Cerplex SAS and due to restrictions placed on Cerplex SAS in connection with the Company's acquisition of Cerplex SAS from Rank Xerox. In May 1996, Old Cerplex acquired Cerplex SAS from Rank Xerox. Under the terms of the acquisition, future payments are owed to Rank Xerox and the Company therefore agreed to certain financial covenants over a four-year period that limit the amount of dividends and other payments Cerplex SAS can make to the Company, and impose certain other financial restrictions on the Company and Cerplex SAS. Accordingly, of the Company's consolidated cash of $14.2 million at September 30, 1998, the cash of Cerplex SAS of $6.5 million is generally not available to Cerplex for financing operations outside of Cerplex SAS.



     The Company is highly leveraged, and has significant debt repayment obligations and preferred stock redemption obligations. As of December 15, 1998, the Company had approximately $82.2 million principal amount of indebtedness outstanding, which consisted of: (i) $45.5 million indebtedness under the Greyrock Line of Credit; (ii) $15.0 million indebtedness under the Company's 10% Senior Subordinated Notes; (iii) $10.4 million indebtedness under the Company's 7 3/4% Convertible Subordinated Debentures; (iv) $7.5 million combined indebtedness under two loans from WCAS; (v) $3.1 million indebtedness under a promissory note to BT; and (vi) $0.7 million of other indebtedness consisting primarily of equipment leases. In addition, the Company also had as of December 15, 1998, $21.55 million outstanding (excluding accrued dividends) of its mandatorily redeemable 7% Convertible Preferred Stock. Set forth below is a summary of the terms of such indebtedness, as well as redemption and other obligations of the Company's outstanding preferred stock.



     Greyrock Line of Credit. In connection with the Merger with Old Cerplex, the Company received the Greyrock Line of Credit. The Greyrock Line of Credit consists of a $36.0 million term loan, and a revolving line of credit with available borrowings of up to $10.0 million depending on certain financial conditions of the Company. As of December 15, 1998, the entire balance of the $36.0 million term loan was outstanding and $9.5 million of the revolving line of credit was outstanding. WCAS has guaranteed the repayment of $25.0 million of the principal amount owing by the Company at any time under the Greyrock Line of Credit. The amount available under the Greyrock Line of Credit is based on the Company's eligible receivables and inventory. Currently, no additional borrowings are available. The Greyrock Line of Credit is secured by all of the Company's assets, including the Company's interest in its wholly-owned subsidiary in the United Kingdom and 65% of the Company's interest in the Company's wholly-owned subsidiary in France. The outstanding balance of the Greyrock Line of Credit bears interest each month at the highest London Interbank Offered Rate (LIBOR) in effect during such month, plus 4.875% per annum on the line of credit and 4.50% per annum on the term loan, provided that the interest rate in effect in each month shall not be less than 9% per annum, and provided that the interest charged for each month is a minimum of $25,000, regardless of the amount of the outstanding principal balance. This line also prohibits the Company from paying out cash dividends.



     All amounts owing Greyrock are due to be repaid by April 30, 1999. The Company's cash and cash from operations is anticipated to be insufficient to repay the amounts due by April 30, 1999. The Company is currently in discussions with Greyrock to extend the repayment date, however, there is no assurance that the extension will be obtained, or, if obtained, that the extension will give the Company sufficient time to obtain replacement financing to repay Greyrock. If a satisfactory extension and/or additional funds are not obtained, the Company will experience severe liquidity problems. This raises substantial doubt about the Company's ability to continue as a going concern.



     10% Series A and Series B Senior Subordinated Notes. As of December 15, 1998, there was approximately $15.0 million principal amount outstanding of the Company's 10% Senior Subordinated Notes, issued in two series, Series A and Series B. Almost the entire amount of the $15.0 million principal of such notes consists of Series A notes sold to WCAS, and the balance of the principal amount consists of Series B notes sold to certain public stockholders. The terms of the Series A and Series B notes, as described herein, are substantially similar. The 10% Senior Subordinated Notes are subordinate in right of payment to all bank debt and other senior indebtedness of Cerplex but rank senior to all outstanding subordinated indebtedness. The 10% Senior Subordinated Notes are general, unsecured obligations of the Company and bear interest at 10% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year, beginning on June 30, 1998. The 10% Senior Subordinated Notes mature in three equal annual installments commencing on December 31, 2002. The 10% Senior Subordinated Notes may be prepaid at any time at the option of the Company in whole or in part, upon not less than 20 or more than 60 days' notice at the unpaid principal amount thereof plus accrued and unpaid interest.



     7 3/4% Convertible Subordinated Debentures. As of December 15, 1998, there was approximately $10.4 million principal amount outstanding of the Company's
7 3/4% Convertible Subordinated Debentures (the "Debentures"). The Debentures mature April 15, 2001 and are convertible into Common Stock of the Company at a conversion price, subject to adjustment in certain instances, of approximately $116.60 per share, and are redeemable at the option of the Company at face value plus accrued interest thereon. The Company is required to make partial sinking fund payments of approximately $117,000 and $2,516,000 in 1999 and 2000, respectively, on the Debentures. The Debentures bear interest at 7 3/4% payable on April 14 and October 14 of each year through maturity.



     10% Short Term WCAS Notes. As of December 15, 1998, there was $7.5 million aggregate principal amount outstanding under two promissory notes to WCAS evidencing recent loans by WCAS to the Company. The notes were issued on September 30, 1998 and December 9, 1998, in the respective principal amounts of $5.0 million and $2.5 million. The principal amount of each note must be repaid in full on the one year anniversary of its issue date ($5.0 million is due September 30, 1999, and $2.5 million is due December 9, 1999). The notes are general, unsecured obligations of the Company and bear interest at 10% per annum, payable in arrears in cash on March 30, 1999 with the balance at maturity.



     Secured Note Payable to BT. As of December 15, 1998, there was $3.1 million principal amount outstanding under a promissory note to BT (the "BT Note"). In July 1994 Old Cerplex purchased the operating assets of BT Repair Services for cash and assumed the BT Note in an original principal amount of L2.5 million. The BT Note is a non-interest bearing note, secured by the land and buildings purchased from BT. The BT Note is payable at the earlier of the point when orders from the customers of the business purchased by the Company from BT reach a cumulative L78.0 million (approximately $122.0 million as of December 15, 1998) or May of 1999. As of December 15, 1998, required sales volumes had not yet been met. Management currently estimates that sales volumes will not be high enough to require repayment of the BT Note before the outside maturity date in May of 1999.

     Other Debt. As of December 15, 1998, there was $0.7 million principal amount of other debt outstanding, consisting primarily of secured equipment financing and capital lease obligations with interest rates ranging from 8.9% to 12.9%, due in monthly installments through 1999.



     7% Senior Cumulative Convertible Preferred Stock. As of December 15, 1998, there was $21.55 million amount outstanding (excluding accrued dividends) of the Company's 7% Convertible Preferred Stock (215,500 shares at $100 per share). Holders of the 7% Convertible Preferred Stock are entitled to receive dividends of $7.00 per share per annum (or 7% of the face amount), payable when and as declared by the Company's Board of Directors. Unpaid dividends are cumulative and accrue. Accrued but unpaid dividends do not bear interest. The 7% Convertible Preferred Stock must be redeemed by the Company in equal installments on each of December 31, 2006 and 2007. In addition, the 7% Convertible Preferred Stock is redeemable at the option of the holders thereof upon a change of control of the Company, which includes the sale of 50% or more of the voting power of all outstanding shares of the Company to a party other than WCAS. In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of the 7% Convertible Preferred Stock are entitled to receive a liquidation preference in the amount of $100 per share of the 7% Convertible Preferred Stock, plus accrued and unpaid dividends thereon, prior and in preference to any distribution to holders of any class of capital stock of the Company junior to such 7% Convertible Preferred Stock. The 7% Convertible Preferred Stock is convertible in whole or in part at the option of the holders thereof. Each share of 7% Convertible Preferred Stock is convertible into 40 shares of the Company's Common Stock upon payment of the conversion price of $2.50 (subject to anti-dilution adjustment under certain circumstances).


YEAR 2000 COMPLIANCE

     The Company faces Year 2000 risks as the result of computer programs, microprocessors and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs or microprocessors are not corrected, date data concerning the Year 2000 could cause many systems to fail, lock up or generate erroneous results. A computer system is considered to be "Year 2000 compliant" if the system's performance and functionality are unaffected by the processing of dates prior to, during and after the Year 2000, but only if all products (for example hardware, software and firmware) used with the system properly exchange accurate date data with it.


     The Company is implementing a program intended to enable the Company to become Year 2000 compliant. The Company is using management information systems
(MIS) personnel knowledgeable regarding Year 2000 problems to determine the extent of work necessary for the Company to become Year 2000 compliant and attempt to remedy such problems. The Company has purchased and is in the process of installing certain software and hardware intended to upgrade its networked personal computer system to be Year 2000 compliant. More significantly, the Company is in discussions with its primary software vendor to obtain the source code for the Company's main operating systems software so that the Company can modify the software to be Year 2000 compliant. In addition, the Company has begun discussing Year 2000 issues with certain of its significant suppliers and customers to evaluate their Year 2000 readiness, and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to the Company, and the ability of such customers to continue to provide business to the Company. The Company anticipates that its internal systems, equipment and processes will be substantially Year 2000 compliant by July 1999, and intends to complete the analysis and remediation of potential Year 2000 problems with its significant suppliers and customers by July 1999. The Company estimates that the total dollar amount that the Company will spend to remediate its Year 2000 issues will not exceed $500,000. Despite the Company's efforts to become Year 2000 compliant, there is no assurance that the Year 2000 issue will not pose significant problems. There may be delays in the Company's remediation efforts, a failure to fully identify all Year 2000 problems in the systems, equipment or processes of the Company or its vendors or customers, or unanticipated remediation expenses, all of which could have material adverse consequences on the Company's financial position and results of operations.



     The Company believes that the most likely worst case scenario with respect to Year 2000 problems would be that the Company or the third parties with whom the Company does business would fail to successfully complete their Year 2000 remediation efforts, in which case the Company would encounter disruptions to its business that could have a material adverse effect on its financial position and results of operations. In addition to specific problems that the Company may encounter with its own systems and those of the third parties with whom the Company does business, the Company may be materially impacted by widespread economic or financial market disruptions caused by Year 2000 problems. The Company has not at this time established Year 2000 contingency plans in the event that there is a failure of the Company's Year 2000 remediation efforts or the Year 2000 remediation efforts of third parties with whom the Company does business. The Company intends to consider contingency plans in the event that its Year 2000 remediation efforts and those of such third parties appear to be ineffective or unduly delayed.



     NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the FASB issued SFAS Nos. 130 and 131 "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information." SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company does not believe that adoption of these new standards will have a material effect on the Company.



     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company is subject to market risks with respect to its variable note debt and its cash flows, receivables and payables denominated in foreign currencies.



     Of the Company's $82.2 million principal amount of indebtedness at December 15, 1998, $45.5 million principal amount of such debt (which represents total principal indebtedness on the Greyrock Line of Credit) bears interest at a rate that fluctuates based on changes in the LIBOR rate. A 1% change in the underlying LIBOR rate would result in a $455,000 change in the annual amount of interest payable on such debt.



     The Company's overseas subsidiaries operate in England and France. Both the trade receivables and the trade payables for these units are denominated in the local currency. The Company does not hedge these balances. See Note O to the Consolidated Financial Statements -- "Foreign Operations and Major Customers."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The Company's Consolidated Financial Statements and Schedule appear in a separate section of this Annual Report, beginning on pages F-1 and S-1, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     On September 16, 1998, the Board of Directors of the Company dismissed Arthur Andersen LLP as the Company's independent accountants, and on September 17, 1998 engaged KPMG LLP as the Company's independent accountants, who had been the independent accountants for Old Cerplex prior to the Company's acquisition of Old Cerplex. The Consolidated Financial Statements included herein for the fiscal years ended September 30, 1996 and September 30, 1997 were audited by Arthur Andersen LLP, and the Consolidated Financial Statements for the fiscal year ended September 30, 1998, were audited by KPMG LLP. In connection with Arthur Andersen's audits for fiscal years 1996 and 1997, and through Arthur Andersen's dismissal on September 16, 1998, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference thereto in their report on the financial statements for such years. The dismissal of Arthur Andersen LLP was reported in greater detail in the Company's Report on Form 8-K filed on September 22, 1998.

                                    PART III


     The information required by Part III is omitted from this Annual Report because the Company will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") within 120 days of the Company's fiscal year ended September 30, 1998 in connection with the Company's Annual Meeting of Stockholders. The Proxy Statement will contain the information that would otherwise be included in Part III of this Annual Report.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Item 10 will be provided in the Company's Proxy Statement, to be filed within 120 days of the Company's fiscal year ended September 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to Item 11 will be provided in the Company's Proxy Statement, to be filed within 120 days of the Company's fiscal year ended September 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to Item 12 will be provided in the Company's Proxy Statement, to be filed within 120 days of the Company's fiscal year ended September 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to Item 13 will be provided in the Company's Proxy Statement, to be filed within 120 days of the Company's fiscal year ended September 30, 1998.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) The following documents are filed as part of this report:


          1. Financial Statements -- See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.



          2. Financial Statement Schedule -- See Index to Consolidated Financial Statements and Financial Statement Schedule on Page F-1.


          3. Exhibits:


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
-------                      -----------------------
  2        Agreement and Plan of Merger, dated as of January 30, 1998, among the Company, Holly Acquisition Corp. and Old Cerplex
           (incorporated by reference from Appendix A to the Prospectus contained in the Company's Registration Statement on Form
           S-4 (File No. 333-48725)).
  3.1.1    The Restated Certificate of Incorporation of the Company, as
           amended (incorporated by reference from Exhibit 3.1 to the
           Company's Transition Report on Form 10-K for the transition period from December 31, 1991 to September 30, 1992).
  3.1.2    The Certificate of Amendment to the Restated Certificate of
           Incorporation of the Company, filed on April 28, 1998
           (incorporated by reference from Exhibit 4.1.1 of the
           Company's Post-Effective Amendment No. 2 to the Company's
           Registration Statement on Form S-3, filed on May 13, 1998
           (Registration No. 333-47973)).
  3.1.3    The Certificate of Amendment to the Restated Certificate of
           Incorporation of the Company, filed on April 30, 1998
           (incorporated by reference from Exhibit 4.1.2 of the
           Company's Post-Effective Amendment No. 2 to the Company's
           Registration Statement on Form S-3, filed on May 13, 1998
           (Registration No. 333-47973)).
 *3.1.4    Certificate of Amendment to Certificate of Incorporation of
           the Company filed on October 6, 1998.
  3.2.1    Bylaws of the Company, as amended (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on
           Form S-8 (Registration No. 33-79426)).
  3.2.2    Resolutions adopted by the Board of Directors on April 30,
           1998, amending the Bylaws of the Company (incorporated by
           reference from Exhibit 4.2.1 of the Company's Post-Effective
           Amendment No. 2 to the Company's Registration Statement on
           Form S-3, filed on May 13, 1998 (Registration No.
           333-47973)).
  4.1      Amended and Restated Registration Rights Agreement, dated
           January 30, 1998, among the Company and the purchasers named on Schedules I and II thereto (incorporated by reference
           from Exhibit 4.17 to the Company's Current Report on Form
           8-K filed on February 6, 1998).
  4.2      Certificate of Designations, Preferences and Rights of
           Senior Cumulative Convertible Preferred Stock of the Company
           filed on April 29, 1998 (incorporated by reference from
           Exhibit 4.3 of the Company's Post-Effective Amendment No. 2
           to the Company's Registration Statement on Form S-3, filed on May 13, 1998 (Registration No. 333-47973)).
  4.3      Form of Indenture for 10% Series B Senior Subordinated Notes
           between the Company and U.S. Trust Corporation (incorporated by reference from Exhibit 4.4 of the Company's
           Post-Effective Amendment No. 1 to the Company's Registration
           Statement on Form S-3, filed on March 27, 1998 (Registration
           No. 333-47973)).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
-------                      -----------------------
  4.4      Form of the Company's 10% Series B Senior Subordinated
           Notes, due December 31, 2004 (included as Exhibit A to the form of Indenture filed as Exhibit 4.4 of the Company's
           Post-Effective Amendment No. 1 to the Company's Registration
           Statement on Form S-3, filed on March 27, 1998 (Registration
           No. 333-47973)).
  4.5      Form of Letter to Stockholders of the Company (incorporated by reference from Exhibit 4.6 of the Company's
           Post-Effective Amendment No. 1 to the Company's Registration
           Statement on Form S-3, filed on March 27, 1998 (Registration
           No. 333-47973)).
  4.6      Form of Subscription Certificate (incorporated by reference from Exhibit 4.7 of the Company's Post-Effective Amendment
           No. 1 to the Company's Registration Statement on Form S-3,
           filed on March 27, 1998 (Registration No. 333-47973)).
  4.7      Form of Instructions as to Use of Subscription Certificate
           (incorporated by reference from Exhibit 4.8 of the Company's
           Post-Effective Amendment No. 1 to the Company's Registration
           Statement on Form S-3, filed on March 27, 1998 (Registration
           No. 333-47973)).
  4.8      Form of Letter to Brokers (incorporated by reference from
           Exhibit 4.9 of the Company's Post-Effective Amendment No. 1
           to the Company's Registration Statement on Form S-3, filed on March 27, 1998 (Registration No. 333-47973)).
  4.9      Form of Letter to Clients (incorporated by reference from
           Exhibit 4.10 of the Company's Post-Effective Amendment No. 1
           to the Company's Registration Statement on Form S-3, filed on March 27, 1998 (Registration No. 333-47973)).
  4.10     Form of Notice of Guaranteed Delivery (incorporated by
           reference from Exhibit 4.11 of the Company's Post-Effective
           Amendment No. 1 to the Company's Registration Statement on
           Form S-3, filed on March 27, 1998 (Registration No.
           333-47973)).
  4.11     Form of Nominee Holder Certification (incorporated by
           reference from Exhibit 4.12 of the Company's Post-Effective
           Amendment No. 1 to the Company's Registration Statement on
           Form S-3, filed on March 27, 1998 (Registration No.
           333-47973)).
  4.12     Guidelines to Form W-9 (incorporated by reference from
           Exhibit 4.13 of the Company's Post-Effective Amendment No. 1
           to the Company's Registration Statement on Form S-3, filed on March 27, 1998 (Registration No. 333-47973)).
  4.13     Indenture between the Registrant and MBank Dallas, National
           Association relating to the Company's 7 3/4% Convertible
           Subordinated Debentures due 2001, including form of
           Debenture (incorporated by reference from Exhibit 4.1 to the
           Company's Registration Statement on Form S-2 (Registration
           No. 33-4276)).
  4.14     First Supplemental Indenture relating to the Company's
           7 3/4% Convertible Subordinated Debentures, dated December
           1, 1987, between the Company and MTrust Corp., National
           Association, appointing MTrust Corp. as successor trustee to
           MBank Dallas (incorporated by reference from Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).
  4.15     Tripartite Agreement relating to the Company's 7 3/4%
           Convertible Subordinated Debentures, dated as of January 7,
           1990, between Mtrust Corp., National Association, Ameritrust
           Texas N.A., and the Company (incorporated by reference from
           Exhibit 4.3 to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1989).
  4.16     Second Supplemental Indenture relating to the Company's
           7 3/4% Convertible Subordinated Debentures, dated to be
           effective as of November 30, 1992, between the Company and
           Society National Bank (incorporated by reference from
           Exhibit 4.4 to the Company's Post-Effective Amendment No. 1
           to Registration Statement on Form S-3 (No. 33-32377)).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
-------                      -----------------------
 *4.17     Third Supplemental Indenture relating to the Company's
           7 3/4% Convertible Subordinated Debentures, dated to be
           effective as of April 30, 1998, between the Company and
           Chase Manhattan Trust Company, National Association.
 *4.18     Certificate of Designations, Preferences and Rights of
           Convertible Preferred Stock filed on November 19, 1998
           eliminating the Series B, C and D Convertible Preferred
           Stock.
 *4.19     Certificate of Elimination of Convertible Preferred Stock
           filed on December 15, 1998.
 10.1      The Cerplex Group, Inc. and its Subsidiaries Stock Option
           and Restricted Stock Purchase Plan (the "Plan"), dated July
           28, 1998 (incorporated by reference from the Company's Proxy
           Statement filed on September 9, 1998).
*10.2.1    Loan and Security Agreement, dated April 30, 1998, between
           Greyrock Business Credit, the Company, Aurora Electronics
           Group, Inc., Cerplex, Inc. and Cerplex Mass, Inc.
*10.2.2    Continuing Guaranty, dated April 30, 1998, by Welsh, Carson,
           Anderson & Stowe VII, L.P., for the benefit of Greyrock
           Business Credit.
*10.2.3    Streamlined Facility Agreement, dated April 30, 1998,
           between the Company, Aurora Electronics Group, Inc.,
           Cerplex, Inc. and Cerplex Mass, Inc.
*10.2.4    Negative Pledge Agreement, dated April 30, 1998, between
           Cerplex Inc. and Greyrock Business Credit.
*10.2.5    Secured Promissory Note for $36,000,000, due April 30, 1999,
           between the Company, Aurora Electronics Group, Inc.,
           Cerplex, Inc. and Cerplex Mass, Inc. as payors and Greyrock
           Business Credit as payee.
*10.2.6    Cross-Corporate Continuing Guaranty, dated April 30, 1998, between the Company, Aurora Electronics Group, Inc.,
           Cerplex, Inc. and Cerplex Mass, Inc., for the benefit of
           Greyrock Business Credit.
*10.3      10% Senior Subordinated Note for $5,000,000, due September
           30, 1999, between the Company, Aurora Electronics Group,
           Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson
           & Stowe VII, L.P. as payee.
*10.4      10% Senior Subordinated Note for $2,500,000, due December 9,
           1999, between the Company, Aurora Electronics Group, Inc.
           and Cerplex, Inc. as payors and Welsh, Carson, Anderson &
           Stowe VII, L.P. as payee.
 10.5      Securities Purchase and Exchange Agreement, dated January
           30, 1998, between the Company, Welsh, Carson, Anderson &
           Stowe VII, L.P., WCAS Capital Partners II, L.P., and the
           several purchasers named in Annex I thereto (incorporated by reference from Exhibit 10.47 to the Company's Current Report on Form 8-K filed on February 6, 1998).
 10.6      Form of Irrevocable Proxy and Option Agreement executed by certain stockholders of Old Cerplex for the benefit of the
           Company (incorporated by reference from Exhibit 10.45 to the
           Company's Current Report on Form 8-K filed on February 6,
           1998).
 10.7      Interim Management Agreement, dated January 30, 1998,
           between the Company and Old Cerplex (incorporated by
           reference from Exhibit 10.51 to the Company's Current Report on Form 8-K filed on February 6, 1998).
 10.8      10% Senior Subordinated Bridge Note between the Company, as payor, and Welsh, Carson, Anderson & Stowe VII, L.P., as
           payee (incorporated by reference from Exhibit 10.48 to the
           Company's Current Report on Form 8-K filed on February 6,
           1998).
 10.9      Form of 10% Senior Subordinated Note, due December 31, 2004,
           of the Company, as payor (incorporated by reference from
           Exhibit 10.49 to the Company's Current Report on Form 8-K
           filed on February 6, 1998).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
-------                      -----------------------
 10.10     Stockholders Agreement, dated January 30, 1998, among Welsh,
           Carson, Anderson & Stowe VII, L.P., the Company and Old
           Cerplex (incorporated by reference from Exhibit 10.50 to the
           Company's Current Report on Form 8-K filed on February 6,
           1998).
 10.11     Cerplex Note Purchase Agreement, dated January 30, 1998,
           between the Company and Old Cerplex (incorporated by
           reference from Exhibit 10.52 to the Company's Current Report on Form 8-K filed on February 6, 1998).
 10.12     Form of 10% Subordinated Note, due June 30, 1998, between
           the Company and Old Cerplex (incorporated by reference from
           Exhibit 10.53 to the Company's Current Report on Form 8-K
           filed on February 6, 1998).
 10.13     Form of Affiliates Letter to be executed in accordance with the Agreement and Plan of Merger, dated January 30, 1998
           (incorporated by reference from Exhibit 10.46 to the
           Company's Current Report on Form 8-K filed on February 6,
           1998).
 10.14     Amendment No. 1 to Interim Management Agreement, dated as of
           February 25, 1998, between Old Cerplex and the Company
           (incorporated by reference to the Company's Registration
           Statement on Form S-4, filed on March 26, 1998 (File No.
           333-48725)).
 10.15     Standard Lease Agreement, dated October 27, 1992, between
           Crow-Brindell-Mitchell and Aurora Electronics Group, Inc. as
           Assignee of CCB Computer Brokers, Inc. d/b/a Century
           Computer Services, Inc. (incorporated by reference from
           Exhibit 10.10 to the Company's Annual Report on Form 10-K
           for the fiscal year ended September 30, 1994).
 10.16     Lease dated July 14, 1988, between American National Bank
           and Trust Registrant of Chicago and BSN Corp. (now the
           Company) (incorporated by reference from Exhibit 10.12 to
           the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).
 10.17     Form of Tax Indemnity Agreement between the Company and SSG
           (incorporated by reference from Exhibit 10.9 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1991).
 10.18     Stock Purchase Agreement, dated as of September 30, 1992,
           between the Company, Robert E. Morris and Norma J. Morris,
           Trustees of the Robert and Norma Morris Family Trust and The
           Robert and Norma Morris Charitable Remainder Unitrust
           (incorporated by reference from Exhibit 2.1 to the Company's
           Form 8-K filed on October 19, 1992).
 10.19     Merger Agreement and Plan of Reorganization, dated September
           12, 1993, between the Company and FRS, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 15, 1993).
 10.20     Asset Purchase Agreement, dated March 15, 1994, to be
           effective as of March 1, 1994, as amended, between the
           Company, Aurora Electronics Group, Inc. and CCB Computer
           Brokers, Inc. and CCM Computers International, Ltd.
           (incorporated by reference from Exhibit (b)(1) to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended March 31, 1994).
 10.21     The Company's 401-K Plan (incorporated by reference from
           Exhibit 10.13 to the Company's Annual Report on Form 10-K
           for the fiscal year ended September 30, 1993).
 10.22     Securities Purchase Agreement between the Company, Welsh,
           Carson, Anderson & Stowe VII, L.P., WCAS Capital Partners
           II, L.P. and the several purchasers named therein, dated
           February 21, 1996 (incorporated by reference from Exhibit
           (b)(2) of the Company's Issuer Tender Offer Statement on
           Schedule 13E-4, which was filed with the Securities and
           Exchange Commission on February 23, 1996).
 10.23     The Company's Offer to Purchase for Cash up to 6,500,000
           Shares of its Common Stock at $2.875 Per Share, dated
           February 23, 1996 (incorporated by reference from Exhibit
           (a)(1) of the Company's Issuer Tender Offer Statement on
           Schedule 13E-4, which was filed with the Securities and
           Exchange Commission on February 23, 1996).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
-------                      -----------------------
 10.24     Amended and Restated Financial Support Agreement, between
           the Company, Aurora Electronics Group, Inc., Welsh, Carson,
           Anderson & Stowe VII, L.P., and WCAS Capital Partners II,
           L.P. (incorporated by reference from Exhibit 10.39 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended September 30, 1997).
 10.25     Securities Purchase Agreement, dated August 14, 1997,
           between the Company and Welsh, Carson, Anderson & Stowe VII,
           L.P. for the purchase of the Company's Series B Preferred
           Stock (incorporated by reference from Exhibit 10.40 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended September 30, 1997).
 10.26     Securities Purchase Agreement, dated October 2, 1997,
           between the Company and Welsh, Carson, Anderson & Stowe VII,
           L.P. for the purchase of the Company's Series C Preferred
           Stock (incorporated by reference from Exhibit 10.41 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended September 30, 1997).
 10.27     Securities Purchase Agreement, dated October 24, 1997,
           between the Company and Welsh, Carson, Anderson & Stowe VII,
           L.P. for the purchase of the Company's Series D Preferred
           Stock (incorporated by reference from Exhibit 10.42 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended September 30, 1997).
 10.28     Senior Subordinated Note Purchase Agreement, between the
           Company and Welsh, Carson, Anderson & Stowe VII, L.P.
           (incorporated by reference from Exhibit 10.43 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended September 30, 1997).
 10.29     Form of $2,800,000 10% Senior Subordinated Demand Note,
           dated December 5, 1997, between the Company, as payor, and
           Welsh, Carson, Anderson & Stowe VII, L.P., as payee
           (incorporated by reference from Exhibit 10.44 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended September 30, 1997).
 10.30     Form of Indemnity Agreement (incorporated by reference from
           Exhibit 10.15 to Old Cerplex's Registration Statement on
           Form S-1 (File No. 33-75004)).
 10.31     Letter from Nightingale & Associates, LLC to the Company,
           dated June 30, 1997, together with Letter from Nightingale &
           Associates, LLC to the Company, dated August 18, 1997,
           amending terms of the June 30, 1997 Letter (incorporated by reference from Exhibit 10.37 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30,
           1997).
*21.1      Subsidiaries of the Company.
*23.1      Consent of KPMG LLP.
*23.2      Consent of Arthur Andersen LLP.
*27        Financial Data Schedule.


---------------
* Filed herewith.


(b) Reports on Form 8-K.



     The following current reports on Form 8-K were filed by the Company in the last quarter of the fiscal year ended September 30, 1998:



     1. Current report on Form 8-K filed July 22, 1998 regarding the acquisition of Old Cerplex and related Rights Offering.



     2. Current report on Form 8-K filed September 17, 1998 regarding the dismissal of Arthur Andersen LLP as independent accountants.



     3. Current report on Form 8-K/A filed September 22, 1998 regarding the dismissal of Arthur Andersen LLP as independent accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 11, 1999

                                          THE CERPLEX GROUP, INC.

                                          By: /s/ STEVEN L. KORBY
                                            ------------------------------------
                                                      Steven L. Korby

                                                  Executive Vice President


                                                and Chief Financial Officer

                                               (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the dated indicated below by the following persons on behalf of the registrant and in the capacities indicated.


              SIGNATURE                                TITLE                        DATE
              ---------                                -----                        ----

/s/ GEORGE L. MCTAVISH                  Chairman of the Board of Directors    January 11, 1999
-------------------------------------       and Chief Executive Officer
George L. McTavish                         (Principal Executive Officer)

/s/ STEVEN L. KORBY                          Executive Vice President         January 11, 1999
-------------------------------------       and Chief Financial Officer
Steven L. Korby                            (Principal Financial Officer)

/s/ ANTHONY E. PALUMBO                   Corporate Controller (Controller)    January 11, 1999
-------------------------------------
Anthony E. Palumbo

/s/ THOMAS E. MCINERNEY                              Director                 January 11, 1999
-------------------------------------
Thomas E. McInerney

/s/ RICHARD H. STOWE                                 Director                 January 11, 1999
-------------------------------------
Richard H. Stowe

/s/ WILLIAM A. KLEIN                                 Director                 January 11, 1999
-------------------------------------
William A. Klein

/s/ ROBERT A. FINZI                                  Director                 January 11, 1999
-------------------------------------
Robert A. Finzi

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES


          INDEX TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND


                          FINANCIAL STATEMENT SCHEDULE



                                                              PAGE
                                                              ----
Reports of Independent Auditors.............................  F-2
Consolidated Balance Sheets as of September 30, 1998 and
  September 30, 1997........................................  F-4
Consolidated Statements of Operations for the years ended
  September 30, 1998, 1997 and 1996.........................  F-5
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended September 30, 1998, 1997 and 1996.....  F-6
Consolidated Statements of Cash Flows for the years ended
  September 30, 1998, 1997 and 1996.........................  F-7
Notes to Consolidated Financial Statements..................  F-8
Schedule II -- Valuation and Qualifying Accounts for the
  years ended September 30, 1998, 1997 and 1996.............  S-1



     All other financial statement schedules are omitted as the required information is presented in the consolidated financial statements or the notes thereto or is not necessary.

                         INDEPENDENT AUDITORS' REPORTS


The Board of Directors
The Cerplex Group, Inc.


     We have audited the accompanying consolidated balance sheet of The Cerplex Group, Inc. and subsidiaries (formerly known as Aurora Electronics, Inc.) as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended, as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule as of and for the year ended September 30, 1998, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of Cerplex's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.



     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cerplex Group, Inc. and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that The Cerplex Group, Inc. will continue as a going concern. As discussed in Note A to the consolidated financial statements, The Cerplex Group, Inc. has suffered recurring losses from operations, has net stockholders' and working capital deficiencies and does not have the necessary funds to pay certain debt obligations which mature in fiscal year 1999. In addition, the Company's losses are expected to continue for the forseeable future, and the Company will require additional funding and financial support. These factors raise substantial doubt about The Cerplex Group's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.



                                          /s/ KPMG LLP


Orange County, California

December 28, 1998

                         INDEPENDENT AUDITORS' REPORTS



To the Stockholders of Aurora Electronics, Inc.:



     We have audited the accompanying consolidated balance sheet of Aurora Electronics, Inc. (a Delaware Corporation) and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.



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



     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Electronics, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.



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



                                          ARTHUR ANDERSEN LLP



Orange County, California


January 12, 1998

                            THE CERPLEX GROUP, INC.
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $  14,196    $     323
  Trade receivables, less allowance for doubtful accounts of
     $2,511 ($736 in 1997)..................................     12,416        5,480
  Inventories...............................................      6,626        3,389
  Other current assets......................................      4,628          449
                                                              ---------    ---------
Total current assets........................................     37,866        9,641
Property, plant and equipment, net..........................     25,021        3,023
Goodwill, net...............................................     37,202          496
Intangible and other assets, net............................        452        1,469
                                                              ---------    ---------
          Total assets......................................  $ 100,541    $  14,629
                                                              =========    =========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt.........................  $  53,886    $   1,177
  Accounts payable..........................................      9,903        6,846
  Accrued liabilities.......................................     14,165        1,904
  Accrued interest..........................................      1,424          503
  Current portion of reserve for discontinued operations....        154          702
  Income taxes payable......................................      1,271           --
  Other current liabilities.................................     12,478        1,622
                                                              ---------    ---------
Total current liabilities...................................     93,281       12,754
Long-term debt..............................................     25,782       36,585
Reserve for discontinued operations.........................      1,822        1,888
Other long-term liabilities.................................      4,714           --
Commitments and contingencies (note Q)
Subsequent events (notes H, J, K, and L)
Redeemable convertible preferred stock, 260 shares issued
  (425 shares in 1997)......................................     34,150       46,722
Stockholders' deficit:
  Preferred stock, 1,000 shares authorized, none issued.....         --           --
  Common stock, 75,000 shares authorized, 7,601 shares
     issued (1,159 shares issued in 1997)...................      2,262          348
  Additional paid-in capital................................    116,400       62,443
  Accumulated deficit.......................................   (161,232)    (129,472)
  Treasury stock, at cost, 483 shares (474 shares in
     1997)..................................................    (16,675)     (16,639)
  Cumulative translation adjustment.........................         37           --
                                                              ---------    ---------
Total stockholders' deficit.................................    (59,208)     (83,320)
                                                              ---------    ---------
          Total liabilities and stockholders' deficit.......  $ 100,541    $  14,629
                                                              =========    =========



   The accompanying notes are an integral part of these financial statements.

                            THE CERPLEX GROUP, INC.
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


                                                                YEARS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Net revenues...............................................  $ 66,423    $ 64,892    $ 98,019
Cost of sales..............................................    61,554      51,906      73,576
                                                             --------    --------    --------
Gross profit...............................................     4,869      12,986      24,443
Selling, general and administrative expenses...............    23,145      23,466      25,943
Amortization of intangibles, including write-offs of $405,
  $32,992 and $16,580 in 1998, 1997 and 1996,
  respectively.............................................     3,701      34,044      18,042
                                                             --------    --------    --------
Operating loss.............................................   (21,977)    (44,524)    (19,542)
Interest expense...........................................    (5,465)     (4,050)     (6,221)
Other expense, net.........................................    (1,653)       (498)     (1,284)
                                                             --------    --------    --------
Loss from operations before provision for income taxes.....   (29,095)    (49,072)    (27,047)
Provision for income taxes.................................        --         533       3,306
                                                             --------    --------    --------
Net loss...................................................   (29,095)    (49,605)    (30,353)
Accrued dividends on redeemable preferred stock............    (2,665)     (2,822)     (1,400)
                                                             --------    --------    --------
Net loss applicable to common stockholders.................  $(31,760)   $(52,427)   $(31,753)
                                                             ========    ========    ========
Basic and diluted loss per common share....................  $  (8.26)   $ (78.60)   $ (44.40)
                                                             ========    ========    ========
Weighted average number of common shares outstanding.......     3,843         667         716
                                                             ========    ========    ========



   The accompanying notes are an integral part of these financial statements.

                            THE CERPLEX GROUP, INC.
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)


           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)


                                           COMMON STOCK     ADDITIONAL                            CUMULATIVE
                                          ---------------    PAID-IN     ACCUMULATED   TREASURY   TRANSLATION
                                          SHARES   AMOUNT    CAPITAL       DEFICIT      STOCK     ADJUSTMENT     TOTAL
                                          ------   ------   ----------   -----------   --------   -----------   --------
Balances at September 30, 1995..........    806    $ 242     $ 61,932     $ (44,683)   $ (5,153)     $ --       $ 12,338
  Issuance of common stock/treasury
    stock - acquisitions................    148       45           66          (601)        771        --            281
  Issuance of common stock for notes
    payable.............................     61       18        1,029            --          --        --          1,047
  Repurchase of common stock............     --       --           --            --     (12,271)       --        (12,271)
  Issuance of common stock..............     34       10          903            (8)         14        --            919
  Financing costs from issuance of
    redeemable convertible preferred
    stock...............................     --       --       (2,254)           --          --        --         (2,254)
  Accretion of dividends on redeemable
    convertible preferred stock.........     --       --           --        (1,400)         --        --         (1,400)
  Exercise of stock options.............     --       --            3            --          --        --              3
  Net loss..............................     --       --           --       (30,353)         --        --        (30,353)
                                          -----    ------    --------     ---------    --------      ----       --------
Balances at September 30, 1996..........  1,049      315       61,679       (77,045)    (16,639)       --        (31,690)
  Issuance of common
    stock -- acquisitions...............     23        7          380            --          --        --            387
  Issuance of common stock -- employee
    bonuses.............................      9        3          151            --          --        --            154
  Issuance of common stock -- litigation
    settlement..........................     78       23          (23)           --          --        --             --
  Financing costs -- warrants issued for
    guarantees on bank debt.............     --       --          256            --          --        --            256
  Accretion of dividends on redeemable
    convertible preferred stock.........     --       --           --        (2,822)         --        --         (2,822)
  Net loss..............................     --       --           --       (49,605)         --        --        (49,605)
                                          -----    ------    --------     ---------    --------      ----       --------
Balances at September 30, 1997..........  1,159      348       62,443      (129,472)    (16,639)       --        (83,320)
  Issuance of common stock --
    acquisition.........................  3,890    1,167        6,616            --          --        --          7,783
  Conversion of Series A, B, C, D
    redeemable convertible preferred
    stock...............................  2,544      747       47,341            --          --        --         48,088
  Repurchase of common stock............      8       --           --            --         (36)       --            (36)
  Accretion of dividends on redeemable
    convertible preferred stock.........     --       --           --        (2,665)         --        --         (2,665)
  Translation adjustment................     --       --           --            --          --        37             37
  Net loss..............................     --       --           --       (29,095)         --        --        (29,095)
                                          -----    ------    --------     ---------    --------      ----       --------
Balances at September 30, 1998..........  7,601    $2,262    $116,400     $(161,232)   $(16,675)     $ 37       $(59,208)
                                          =====    ======    ========     =========    ========      ====       ========



   The accompanying notes are an integral part of these financial statements.

                            THE CERPLEX GROUP, INC.
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES:

  Net loss..................................................  $(29,095)   $(49,605)   $(30,353)
  Adjustments to reconcile net loss to net cash flows from
    (used by) operating activities:
    Depreciation and amortization...........................     4,994      32,322      19,686
    Noncash interest expense................................     2,008       2,044       1,340
    Loss on disposition of assets...........................       224       3,390       1,369
    Foreign currency translation............................        37          --          --
    Changes in assets and liabilities, net of acquisitions:
      Trade receivables, inventories and other assets.......     8,202       4,227       7,133
      Accounts payable, accrued compensation and other
         liabilities........................................   (12,730)     (1,389)       (729)
      Accrued interest and income taxes
         receivable/payable.................................      (489)         70         632
      Deferred income taxes.................................        --         500       3,234
                                                              --------    --------    --------
  Net cash flows from (used by) continuing operations.......   (26,849)     (8,441)      2,312
  Net cash flows used by discontinued operations............      (614)       (478)     (1,005)
                                                              --------    --------    --------
  Net cash flows from (used by) operating activities........   (27,463)     (8,919)      1,307
                                                              --------    --------    --------
CASH FLOWS USED BY INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment..............    (1,106)     (3,053)     (2,072)
  Purchase of treasury stock, net...........................       (36)         --     (12,271)
  Purchase of Old Cerplex, net of cash acquired.............    13,681          --          --
                                                              --------    --------    --------
  Net cash flows used by investing activities...............    12,539      (3,053)    (14,343)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt..........................................   (59,500)     (1,405)    (30,741)
  Issuance of redeemable convertible preferred stock........    22,750       2,500      37,747
  Issuance of senior subordinated debentures................    15,000          --          --
  Proceeds from promissory note.............................     5,000          --          --
  Proceeds from LIBOR revolving line of credit and term
    debt....................................................    45,547          --          --
  Advances under line of credit.............................        --       9,663       7,486
                                                              --------    --------    --------
  Net cash flows from financing activities..................    28,797      10,758      14,492
                                                              --------    --------    --------
  Net change in cash and cash equivalents...................    13,873      (1,214)      1,456
Cash and cash equivalents at beginning of period............       323       1,537          81
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $ 14,196    $    323    $  1,537
                                                              ========    ========    ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for:
    Interest................................................  $  3,456    $  1,907    $  5,368
                                                              ========    ========    ========
    Income taxes............................................  $     30    $     42    $     72
                                                              ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of common stock to acquire Old Cerplex...........     7,783          --          --
                                                              ========    ========    ========
  Conversion of 10% senior debt to redeemable convertible
    preferred stock.........................................  $ 10,101    $     --    $     --
                                                              ========    ========    ========
  Reduction in 7% debt as a result of common stock sale.....  $     --    $     --    $    956
                                                              ========    ========    ========
  Reduction in 9 1/4% debt as a result of issuance of
    Notes...................................................  $     --    $     --    $  8,593
                                                              ========    ========    ========
  Issuance of common stock for employee bonuses.............  $     --    $    154    $     --
                                                              ========    ========    ========
  Accretion of dividends on redeemable convertible preferred
    stock...................................................  $  2,665    $  2,882    $  1,400
                                                              ========    ========    ========
  Conversion of redeemable convertible preferred stock into
    common stock............................................  $ 48,088    $     --    $     --
                                                              ========    ========    ========



   The accompanying notes are an integral part of these financial statements.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

GENERAL

     The Cerplex Group, Inc. (the "Company") was formerly named Aurora Electronics, Inc. The Company changed its name during the year in connection with its acquisition of The Cerplex Group ("Old Cerplex"). See Note C.


     On October 5, 1998, the Company effected a one for ten reverse common stock split. All share and per share amounts in the accompanying consolidated financial statements have been restated to reflect this split. At this time the amount of authorized Common Stock was established at 75,000.


NOTE A -- CURRENT FINANCIAL CONDITION


     During the years ended September 30, 1998, 1997 and 1996, the Company experienced recurring operating losses. As a result of these losses, at September 30, 1998 the Company has a deficit of $59,208 in stockholders' equity and negative working capital of $55,415. In addition, since a recapitalization of the Company in March 1996, the Company has relied upon the financial support of its largest stockholder for additional capital and to maintain its existing credit facilities. The Company has approximately $45,500 in principal amount outstanding under its term debt and line of credit which matures on April 30, 1999. The Company is currently in discussions with its lender to extend the repayment date. Furthermore, as of September 30, 1998, the Company has $5.0 million and $3.1 million outstanding related to its promissory note to its largest stockholder and a secured note payable to one of its customers, respectively, which are also due in fiscal year ending 1999. Though the Company intends to make efforts to increase revenues to improve operations, the Company's losses are expected to continue for the foreseeable future and the Company will require additional funding and financial support from its largest stockholder or another third party. There can be no assurance that such additional funding and financial support will be available on acceptable terms, or that such funds, if available, would enable the Company to continue operating, or that the Company will be successful in increasing revenues. In addition, there can be no assurance that the Company will be successful in extending the repayment date of its term debt and line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern.



NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



     Organization. The Company provides repair services and spare parts distribution to major personal computer manufacturers and field service organizations.


     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


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


     In May 1996, Old Cerplex acquired Cerplex SAS. As part of the acquisition, sufficient cash was provided to fund certain liabilities of Cerplex SAS. Under the terms of the Stock Purchase Agreement, Old Cerplex agreed to certain financial covenants over a four year period that limit the amount of dividends and payments in the nature of corporate charges paid by Cerplex SAS. Accordingly, the cash of Cerplex SAS is generally not available for financing operations outside of Cerplex SAS. The cash balance of Cerplex SAS at September 30, 1998 was $6.5 million.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


     Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Write-downs for cost in excess of net realizable value are determined periodically by comparing sales prices and volumes to cost and quantity of inventory on hand.


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


     Intangible and Other Long-Lived Assets. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is being amortized on a straight-line basis over the expected periods to be benefited. Goodwill associated with the acquisition of Old Cerplex is being amortized over five years. MicroLine goodwill has been written off in the current year. Goodwill resulting from other acquisitions has been previously written off. Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Further, any such assets that are to be disposed of are reported at the lower of carrying amount or fair value less cost to sell, except for assets covered by the Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."



     Revenue Recognition. Revenue is recognized upon completion of services, normally represented by the shipment of products to customers. The Company warrants products against defects and has policies permitting the return of products under certain circumstances. Provisions are made for warranty costs and returns. Such costs generally have not been material. The Company does not offer price protection to its customers. The Company performs ongoing credit evaluations of its customers and has established provisions for potential credit losses.



     Earnings Per Share. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of primary and fully diluted EPS that was previously required. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculations defined in APB Opinion No. 15. The new standard was required to be adopted by all public companies for reporting periods ending after December 15, 1997, and required restatement of EPS for all prior periods reported. Basic earnings per share and diluted earnings per share are the same as to previously reported primary and fully diluted earnings per share.



     Basic earnings (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding after adding to loss from operations cumulative dividends to holders of the Company's redeemable convertible preferred stock.



     Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the sum of the weighted average number of common shares outstanding and dilutive stock options. For all years presented, common stock equivalents (stock options) were excluded from calculations as they were considered to be anti-dilutive.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


     Foreign Currency Translation. The functional currency for each of the Company's foreign subsidiaries is their respective local currency. Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange and net sales and expenses are translated at the average rates of exchange for the year. Translation gains and losses are excluded from the measurement of net loss and are recorded as a separate component of stockholders' equity (deficit). Gains and losses resulting from foreign currency transactions are included in operations, and were not material during all years presented.



     Stock-Based Compensation. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard, if fully adopted, requires the accounting for employee stock-based compensation using a fair value methodology. For stock options, fair value is determined using an option pricing model that takes into account the stock price at the date of grant, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends and the risk-free interest rate. For stock-based compensation issued to non-employees, the standard requires measurement based on the value of the related services performed or the stock-based compensation issued, whichever is more reliably measurable.



     The adoption of the accounting methodology of SFAS 123 related to employees is optional and as permitted under SFAS 123, the Company continues to account for employee stock options using the methodology in accordance with APB Opinion No. 25; however, pro forma disclosure as if the Company adopted the accounting methodology of SFAS 123 are required to be presented. See Note L -- "Employee Stock and Savings Plans.".



     Fair Value of Financial Instruments. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 1998 and 1997, the carrying value of all debt approximates fair value as the related interest rates approximate rates currently available to the Company. The carrying value of all other financial instruments approximates fair value due to the short-term nature of such instruments.



NOTE C -- ACQUISITIONS



MICROLINE, INC.



     Effective March 31, 1997, the Company acquired MicroLine, Inc., the developer and operator of PowerSource On-line, an internet-based information service that matches computer parts buyers to available inventories from distributors that participate in the on-line parts data base of PowerSource. The consideration to the former shareholders of MicroLine was 23 shares of Common Stock of the Company. The business operated as the PowerSource Division of the Company.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

     The estimated fair value of assets and liabilities as of the date of the acquisition of MicroLine is summarized as follows:


Current assets............................................    $  78
Property, plant and equipment.............................       21
Other assets..............................................        3
Goodwill..................................................      496
Liabilities...............................................     (211)
                                                              -----
          Net purchase price..............................    $ 387
                                                              =====



     Goodwill from the MicroLine acquisition has been written off as the Company disposed of this division in the current year. See Note G -- "Goodwill, Intangibles and Other Assets."



OLD CERPLEX



     On April 30, 1998, the Company, formerly known as Aurora Electronics, Inc., merged with Old Cerplex, a provider of electronic parts repair, spare parts sales and management and logistics to the electronics industry. As a result of the merger, Old Cerplex became a wholly-owned subsidiary of the Company, and the current equity holders of Old Cerplex received, in a tax-free exchange, approximately 3,890 shares of the Company's Common Stock or approximately 25% of the post-merger, fully-diluted Common Stock of the Company, after giving effect to the financing from Welsh, Carson, Anderson & Stowe ("WCAS"), described in Note H -- "Long-Term Debt." Under the terms of the agreement, each share of Old Cerplex Common Stock was converted into .1070167 shares of the Company's Common Stock. The Company changed its name to The Cerplex Group, Inc. and the combined company is operating under that name.



     Management estimated that the fair value of the Common Stock issued was approximately 80% of the negotiated conversion price of the 7% Senior Cumulative Convertible Preferred Stock. Based upon a $2.50 per share conversion price for the 7% Senior Cumulative Convertible Preferred Stock, the fair value of the Common Stock issued to Old Cerplex stockholders was valued at $2.00 per share.



     The merger with Old Cerplex has been accounted for using the purchase method of accounting. Accordingly, the operating results of Old Cerplex have been included in the Company's consolidated financial statements since the date of the merger. The allocation of the purchase price was as follows:



Current assets........................................      $ 38,721
Property, plant and equipment.........................        22,519
Other assets..........................................           113
Goodwill..............................................        40,583
Net current liabilities...............................       (75,600)
Long term liabilities.................................       (15,698)
                                                            --------
          Net purchase price..........................      $ 10,638
                                                            ========



     Goodwill resulting from the merger has been determined as the excess of:
(i) the fair value of the shares issued to Old Cerplex shareholders totaling $7,783, plus merger costs incurred of approximately $2.9 million over; (ii) the fair value of the identifiable assets less the liabilities of Old Cerplex.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


     The following table presents unaudited pro forma consolidated results of operations for the years ended September 30, 1998 and 1997 assuming the acquisition of Old Cerplex occurred as of October 1, 1996 (in thousands, except per share data). These results are not necessarily indicative of future operations:



                                                   1998        1997
                                                 --------    --------
Net sales......................................  $ 95,654    $225,741
Net earnings (loss)............................   (32,250)    (76,513)
Loss per share -- basic and diluted............     (8.39)     (19.94)



     Considering the historical operating losses of the Company and Old Cerplex, and the volatility of the acquired operations, management is amortizing the resulting goodwill over five years. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of" (FAS 121), requires that the carrying value of long-lived assets be reviewed for impairment whenever circumstances indicate that the carrying amount may not be recoverable based upon estimates of undiscounted future cash flows. If future review indicates that the asset value is not likely to be recoverable from these cash flows, the carrying value will be reduced to fair value. It is possible that a subsequent FAS 121 review may require a reduction in the carrying value of the goodwill resulting from the merger.



     In connection with the Merger, the Company sold an aggregate of $15.0 million of newly issued 10% Series A Senior Subordinated Notes and $21.55 million of newly issued 7% Senior Cumulative Convertible Preferred Stock primarily to its principal stockholder, WCAS. The aggregate consideration paid for the 10% Senior Subordinated Notes and the 7% Senior Cumulative Convertible Preferred Stock consisted of approximately $12.0 million in cash, the cancellation of $21.0 million of combined indebtedness of Old Cerplex and the Company to WCAS, and the surrender of warrants held by WCAS to purchase capital stock of Old Cerplex. The cash proceeds of approximately $12.0 million and borrowings under the Greyrock Line of Credit of $38.5 million was used in full to repay $30.0 million of indebtedness of Old Cerplex under a line of credit from Citibank, N.A., to repay $16.5 million of the Company's indebtedness under a line of credit with The Chase Manhattan Bank, N.A., and the balance to pay investment banking and other transactional fees in connection with the Merger.


NOTE D -- DISCONTINUED OPERATIONS


     Commencing in 1990, the Company began to discontinue its sporting goods operations and divest itself of the related assets. Effective September 30, 1992, the Company announced that its remaining sporting goods operations would be accounted for as discontinued operations and the remaining assets would be sold. As of September 30, 1998, no material assets remained related to the discontinued operations. Obligations and contingencies relating to discontinued operations consists primarily of a leased building. See Note H -- "Long-Term Debt."



NOTE E -- INVENTORIES


     Inventories at September 30, 1998 and 1997 consisted of the following:


                                                      1998      1997
                                                     ------    ------
Spare and repair parts.............................  $5,569    $  377
Work in process....................................     113        94
Finished goods.....................................     944     2,918
                                                     ------    ------
          Total inventories........................  $6,626    $3,389
                                                     ======    ======

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

NOTE F -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 30, 1998 and 1997 consisted of the following:


                                            ESTIMATED LIFE     1998       1997
                                            --------------    -------    -------
Land......................................                    $ 5,482    $    --
Buildings.................................   20 years           2,135         --
Furniture, fixtures and equipment.........   3-5 years         20,205      6,707
Leasehold improvements....................   1-5 years          1,196      1,112
                                                              -------    -------
                                                               29,018      7,819
Less accumulated depreciation and
  amortization............................                     (3,997)    (4,796)
                                                              -------    -------
          Total property, plant and
            equipment.....................                    $25,021    $ 3,023
                                                              =======    =======



     In connection with changes in the Parts Services Division, the Company charged $3,390 of capitalized information systems software and development costs to operations in the fourth quarter of fiscal 1997. See Note G -- "Goodwill, Intangibles and Other Assets."


NOTE G -- GOODWILL, INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets at September 30, 1998 and 1997 consisted of the following:


                                                     1998       1997
                                                    -------    ------
Goodwill..........................................  $40,583    $  496
Debt issuance costs...............................      601     1,741
Other.............................................      557       518
                                                    -------    ------
Total goodwill, intangibles and other assets......   41,741     2,755
Less accumulated amortization.....................   (4,087)     (790)
                                                    -------    ------
          Net goodwill, intangibles and other
            assets................................  $37,654    $1,965
                                                    =======    ======



     Due to the closure of the PowerSource Division business during fiscal 1998, management charged the remaining goodwill of $405 to operations in the second quarter. This charge was necessary as management decided to shut down the PowerSource Division and disposed of the operation in exchange for $36 of treasury stock.



     In fiscal 1997, due to continuing declines in the prices for replacement and repair parts, the Parts Services Division (formerly Century) experienced a continued decrease in inventory values and increasing levels of operating losses. As a result, management decided to reorganize its parts business to reduce inventory exposure and to more cost effectively deliver parts to its customers. The Company replaced Century's inventory and labor intensive operating methods with MicroLine's internet-based electronic processing technology. As a result, management charged the remaining balance of goodwill and the database valuation resulting from the acquisition of Century, aggregating $29,602, to operations in the fourth quarter of fiscal 1997. These charges were determined necessary as management estimated that the amortization of the respective intangible balances over their remaining lives would not be recovered through the projected non-discounted future cash flows over their respective remaining amortization periods. Also, the new internet technology made obsolete much of the Company's capitalized information systems software and development costs and, therefore, $3,390 of such formerly capitalized costs were charged to operations in the fourth quarter of fiscal 1997.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


     Due to the deterioration of the pricing levels in the integrated circuit market in the latter part of fiscal 1996 and their related negative effects on the Company's business prospects, management charged the remaining balance of goodwill related to the acquisition of Micro-C, totaling $16,580, to operations in the fourth quarter of fiscal 1996. This charge was determined to be necessary as management estimated that the amortization of the respective goodwill balances over their remaining lives would not be recovered through the projected non-discounted future cash flows over their respective remaining amortization periods.


NOTE H -- LONG-TERM DEBT

     Long-term debt at September 30, 1998 and 1997 consists of the following:


                                                              1998      1997
                                                            --------   -------
LIBOR revolving line of credit............................  $  9,547   $    --
LIBOR term debt...........................................    36,000        --
Credit agreement..........................................        --    16,292
10% Senior subordinated notes.............................    15,000     9,727
7 3/4% Convertible subordinated debentures................    10,381    10,353
7% Subordinated convertible promissory notes..............        --       883
Secured note payable to customer..........................     3,064        --
Promissory note...........................................     5,000        --
Other.....................................................       676       507
                                                            --------   -------
          Total long-term debt............................    79,668    37,762
          Less current portion of long-term debt..........   (53,886)   (1,177)
                                                            --------   -------
          Total long-term portion.........................  $ 25,782   $36,585
                                                            ========   =======


LIBOR FINANCING


     In connection with the acquisition of Old Cerplex, the Company entered into a financing relationship with a financial institution. This arrangement provides for two elements, a $10,000 revolving loan and a $36,000 term loan. The amount available under the revolving loan is based upon eligible receivables and inventory, as defined in the agreement. Interest accrues at the highest LIBOR rate in effect during the month plus 4.875% per annum on the revolving loan or 4.5% per annum on the term loan, but not less than 9% per annum provided that the interest charged for each month is a minimum of $25. At September 30, 1998 the rates were 10.5% and 10.125% respectively.



     These loans are secured by essentially all assets of the Company including the Company's interest in its wholly-owned United Kingdom subsidiary and 65% of its interest in its French subsidiary. Furthermore, WCAS, the Company's principal stockholder, has guaranteed $25,000 of indebtedness under this revolving line of credit and the term loan. These loans also prohibit the payment of dividends.



     The loans mature on April 30, 1999. Thus, all amounts are shown as current maturities of long term debt in the accompanying consolidated financial statements. The Company is currently negotiating with the financial institution to extend the payment date.



CREDIT AGREEMENT


     In March 1996, in conjunction with the recapitalization of the Company ("Recapitalization"), the Company's operating subsidiary, Aurora Electronics Group, Inc. ("AEG"), entered into a Credit Agreement with a group of lenders which provided for up to $35,000 of borrowings for working capital and for approved

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


acquisitions. Borrowings under the Credit Agreement were secured by substantially all of the assets of AEG. The term of the Credit Agreement was originally five years. The interest rate was based on LIBOR plus 2.75% or the Bank's Base Rate plus 1.25%, with interest rate adjustments based on the ratio of total funded senior debt to the Company's earnings before interest, taxes, amortization and depreciation.



     At June 30, 1996, and at various subsequent dates, AEG was not in compliance with certain financial covenants under the Credit Agreement. To obtain waivers of noncompliance from the lenders, on September 30, 1996, the Company, AEG and WCAS (the Company's largest stockholder) entered into a Financial Support Agreement, pursuant to which, with subsequent amendments, WCAS guaranteed $16,292, the total borrowings then outstanding under the Credit Agreement, and the Company granted WCAS warrants to purchase 223 Common Shares of the Company, at prices ranging from $10.25 to $20.90 per share. At September 30, 1997 the Credit Agreement was amended to waive all events of non-compliance with financial covenants, to eliminate future financial covenants and to establish the maturity date for the facility as April 30, 1999. This obligation was paid off as part of the transaction with Old Cerplex.



10% SENIOR SUBORDINATED NOTES



     In connection with the acquisition of Old Cerplex, the Company issued $15,000 of 10% Series A and Series B Senior Subordinated Notes to WCAS. Subsequently, approximately 3% of this amount was purchased by the public. These Notes are subordinate to all bank debt and other senior debt but senior to all outstanding subordinated indebtedness. This obligation is unsecured and bears interest at 10% annually payable semi-annually on June 30 and December 31. The debentures mature in three equal installments on December 31, 2002, 2003 and 2004. Payment is accelerated in case of a change of control as defined in the agreement.



     In connection with the Recapitalization, the Company issued 10% Senior Subordinated Notes to WCAS with a face value of $10,000 due September 30, 2001. The Notes are shown net of the value of 61 shares of common stock issued simultaneously with the Notes which is reflected as a discount to the related debt. The discount was being amortized through the maturity date of the 10% Senior Subordinated Notes. Interest on the Notes was payable on March 31 and September 30 of each year beginning September 30, 1996 through maturity. Unpaid interest totaling $500 was added to the principal balance of the Notes in the fourth quarter of fiscal 1997, pursuant to the terms of the Notes. The proceeds of the Notes were used to repay the 9 1/4% Senior Subordinated Notes due November 1996. See Note K -- "Stockholders' Equity."



     During 1998, the $10,000 notes were exchanged for 33 shares of the 7% Senior Cumulative Convertible Preferred Stock. See Note J -- "Redeemable Convertible Preferred Stock."


7 3/4% CONVERTIBLE SUBORDINATED DEBENTURES


     The 7 3/4% Convertible Subordinated Debentures mature April 15, 2001 ("Convertible Debentures") and are shown net of unamortized discount of approximately $70 and $98 at September 30, 1998 and 1997, respectively. The Company is required to make partial sinking fund payments of approximately $117 and $2,516 in 1999 and 2000, respectively. The Convertible Debentures are convertible into Common Stock of the Company at a conversion price, subject to adjustment in certain instances, of $116.60 per share, and are

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


redeemable at the option of the Company at face value plus accrued interest thereon. Interest on the Convertible Debentures is payable on April 14 and October 14 of each year through maturity.


7% SUBORDINATED CONVERTIBLE PROMISSORY NOTES

     In connection with the acquisition of Micro-C, the Company issued 7% Notes to the sellers aggregating approximately $7,379. In April 1995, the Company was awarded in arbitration a final settlement which reduced the outstanding balance of the notes to $2,648. These notes were paid at maturity during 1998.

SECURED NOTE PAYABLE TO CUSTOMER


     In July 1994, Old Cerplex acquired the operating assets of BT Repair Services for cash and a L2.5 million non-interest bearing note (approximately $3.9 million at December 31, 1994) secured by the land and buildings. The note is payable at the earlier of the point when orders from the customers reach a cumulative L78.0 million (approximately $122.0 million) or five years from the acquisition date. Cerplex is committed to pay BT L1.8 million (approximately $3.1 million as of September 30, 1998) in 1999 or earlier if certain sales volumes are reached. As of September 30, 1998, required sales volumes had not yet been met. Management currently estimates that the note will be repaid in 1999.



PROMISSORY NOTES



     On September 30, 1998 the Company borrowed $5,000 from WCAS, under a 10% unsecured promissory note due September 30, 1999. Subsequent to September 30, 1998, the Company borrowed $2,500 from WCAS under the terms of a 10% unsecured promissory note which matures on December 9, 1999.


OTHER LONG-TERM DEBT


     Additional long-term debt consists primarily of secured equipment financing and capital lease obligations with interest rates ranging from 8.9% to 12.9%, due in monthly installments through 2001.



     Aggregate maturities of long-term debt for the fiscal years ending September 30 are as follows: 1999 -- $53,886; 2000 -- $2,740; and
2001 -- $8,042; 2002 -- $0; 2003 -- $5,000; thereafter -- $10,000.



NOTE I -- INCOME TAXES



     Components of loss from continuing operations before taxes consist of the following:



                                                      FOR THE YEARS ENDED SEPTEMBER 30,
                                                     -----------------------------------
                                                       1998         1997         1996
                                                     ---------    ---------    ---------
United States......................................  $(25,094)    $(49,161)    $(27,429)
Foreign............................................    (4,001)          89          382
                                                     --------     --------     --------
                                                     $(29,095)    $(49,072)    $(27,047)
                                                     ========     ========     ========

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


     The provision for income taxes consists of the following:



                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                          ---------------------------------
                                                           1998        1997         1996
                                                          -------    ---------    ---------
Current benefit:
  Federal...............................................   $  --      $    --      $    --
  Foreign...............................................    (362)          --           --
  State.................................................      --           --           --
                                                           -----      -------      -------
Total current benefit...................................    (362)          --           --
Deferred provision:
  Federal...............................................      --          455        2,822
  Foreign...............................................     362           --           --
  State.................................................      --           78          484
                                                           -----      -------      -------
          Total deferred provision......................     362          533        3,306
                                                           -----      -------      -------
          Total provision for income tax expense:.......   $  --      $   533      $ 3,306
                                                           =====      =======      =======



     The provision for income taxes in the accompanying consolidated statements of operations differs from the amount of tax based on the statutory federal income tax rate as follows:



                                                      FOR THE YEARS ENDED SEPTEMBER 30,
                                                      ----------------------------------
                                                        1998         1997         1996
                                                      ---------    ---------    --------
Benefit for income taxes at statutory rate..........  $ (9,892)    $(16,684)    $(9,196)
Nondeductible expenses..............................     1,178           30       5,794
Deferred benefit not currently recognized...........     7,009        3,860       2,045
Permanent effect of book/tax adjustments............        --       14,104       1,747
Increase in valuation allowance of deferred tax
  asset due to uncertainty..........................     4,195          500       3,234
State taxes, net of federal benefit.................    (1,289)      (1,310)       (614)
Other...............................................    (1,201)          33         296
                                                      --------     --------     -------
          Total provision for income taxes..........  $     --     $    533     $ 3,306
                                                      ========     ========     =======

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


     The components of the Company's deferred income tax assets are as follows:



                                                              AS OF SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Reserves for discontinued operations........................  $  1,539    $  1,040
Allowance for doubtful accounts and notes...................     3,362         410
Inventory reserves..........................................       705         374
Nondeductible accruals......................................       396         899
Warranty reserve............................................        85          --
Valuation allowance -- current..............................    (6,087)     (2,723)
                                                              --------    --------
Current deferred income tax benefit.........................        --          --
                                                              --------    --------
Depreciation................................................     2,265         659
Net operating loss carryforwards -- long-term...............    50,594      18,381
Capital loss carryback......................................        --       2,084
Tax credits.................................................     6,023         273
Goodwill amortization and other amortization................     9,495       8,541
Other.......................................................        39          --
Valuation allowance -- long-term............................   (68,416)    (29,938)
                                                              --------    --------
Long-term deferred income tax benefit.......................        --          --
                                                              --------    --------
                                                              $     --    $     --
                                                              ========    ========



     At September 30, 1998, the Company had tax basis net operating losses ("NOLs") of approximately $140 million available to offset future ordinary taxable income. The utilization of the Company's NOLs will be substantially limited due to the Recapitalization and the acquisition of Old Cerplex, among other things. These carryforwards begin to expire during 2007. The income tax benefit related to these NOLs, as well as to certain reserves recorded by the Company, have been reflected in the deferred income tax asset accounts to the extent they are considered realizable.


     The Company has established a valuation allowance for the entire deferred tax asset because it is not likely to be realized in the foreseeable future.


NOTE J -- REDEEMABLE CONVERTIBLE PREFERRED STOCK



     The Company has issued, in series, Redeemable Convertible Preferred Stock (the "Shares"), primarily to its largest stockholder, WCAS. The Company has authorized 230 of the 1,000 total authorized preferred stock for this series. The Shares have a par value of $.01 per share and were issued for $100 per share. The Shares have a liquidation preference of $100 per share plus accrued and unpaid dividends. Dividends accrue at 7% per annum. The Shares (including all unpaid dividends) are convertible into Common Stock of the Company and are subject to mandatory redemption by the Company on September 30, 2006 at the price of $100 per share plus all accrued and unpaid dividends to the redemption date. The holders of the Shares have voting rights equivalent to the holders of Common Stock on an "as converted" basis. The issues were:



          7% Senior Cumulative Convertible Preferred -- 216 shares were issued in connection with the acquisition of Old Cerplex and exchange of the 10% Senior Subordinated Notes. Dividends are cumulative at 7%, payable when declared by the Board of Directors. Each share is convertible into 40

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


     shares of Common Stock at $2.50 per share at the option of the holder subject to certain requirements. These shares must be redeemed in equal installments on December 30, 2006 and 2007. Upon a change of control of the Company, as set forth in the certificates, the shares must be redeemed at the option of the holders.



          Old Series A -- 400 shares issued concurrent with the Recapitalization with a current conversion price of $1.91 as adjusted for anti-dilution adjustments. In connection with the acquisition of Old Cerplex 356 of those shares were converted into approximately 1.9 million shares of Common Stock. In November 1998, the remaining 44 shares with a carrying value of $4.837 were converted into 249 shares of Common Stock. See Note
     K -- "Stockholders' Equity."



          Series B, C, D -- 25 shares of Series B, 25 shares of Series C and 20 shares of Series D were issued on August 14, 1997, October 2, 1997 and October 24, 1997, respectively. All shares were converted into approximately $0.6 million shares of Common Stock in connection with the Old Cerplex Acquisition.


NOTE K -- STOCKHOLDERS' EQUITY


     On October 5, 1998, the Company effected a one for ten reverse common stock split ("One-for-Ten Reverse Split"). All share and per share amounts in the accompanying consolidated financial statements have been restated to reflect this split. At this time the amount of authorized Common Stock was established at 75,000 shares.



     Subsequent to the One-for-Ten Reverse Split, 249 shares of the Company's Common Stock were issued as a result of the conversion of 44 shares of the Series A Preferred Stock.



     The Company has 1,000 shares of authorized, $.01 par value Preferred Stock, with none issued or outstanding. The Company has 75,000 shares of authorized, $.03 par value, Common Stock 7,118 shares outstanding at September 30, 1998, (compared to 685 at September 30, 1997, respectively).


     In October 1995, the Company sold 34 shares of Common Stock to investors in a private placement of equity securities in exchange for proceeds totaling $883, net of issuance costs. Proceeds from the offering were used to make the principal payment due September 30, 1996 on the 7% notes payable.

     In March 1996, the Company completed a comprehensive Recapitalization of the Company, pursuant to which the Company (a) sold (i) 400 shares of Redeemable Convertible Preferred Stock, $.01 par value, to WCAS and certain other investors for an aggregate purchase price of $40,000 and (ii) 61 shares of Common Stock, along with a $10,000 10% Senior Subordinated Note due September 2001, to WCAS Capital Partners II, L.P. ("WCAS CP II") for an aggregate purchase price of $10,000, and (b) repurchased 427 shares of the Company's Common Stock at $2.875 per share pursuant to a tender offer for up to 650 shares of Common Stock.


     In consideration for WCAS guaranteeing certain borrowings, the Company has granted WCAS warrants to purchase 223 Common Shares at prices ranging from $20.90 to $10.25 per share. See Note H -- "Long-term Debt."



     In connection with the merger with Old Cerplex, warrants held by Old Cerplex note holders and certain principals of Old Cerplex were converted into warrants to purchase 98 Common Shares at prices ranging from $0.94 to $82.23.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

NOTE L -- EMPLOYEE STOCK AND SAVINGS PLANS

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


     Savings plan. The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pretax salary, but not more than statutory limits. The Company contributes a discretionary amount, set by the Board of Directors, for each dollar contributed by a participant, with a maximum of 6% of participant earnings. There was no matching contribution in fiscal 1998. The Company's matching contribution to the savings plan was $207 and $252 for the years ended September 30, 1997 and 1996, respectively.



     Stock option plan. The Company has a stock option plan for directors, officers, and key employees which provides for incentive and nonqualified stock options. A committee comprised of disinterested directors determines the option price (not less than the fair market value of the stock at the date of grant). The options generally expire ten years from the date of grant and generally vest over four years. As of September 30, 1998, options for 219 shares were issued and 302 shares were available for future grants under the plan. This stock option plan was instituted at the time of the Recapitalization. At that time, the Company offered to exchange options issued under prior stock option plans for options under the new plan at the market price per share at the time of the Recapitalization.



     The Company accounts for its stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. The following pro forma disclosures represent what the Company's net loss and loss per share would have been had the Company recorded compensation cost for these plans in accordance with the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." (SFAS No. 123).



                                                           1998        1997
                                                         --------    --------
Pro forma net loss applicable to common stockholders...  $(32,621)   $(53,497)
Pro forma basic and diluted loss per share.............  $  (8.47)   $  (8.01)


     Because the method of accounting required under Statement No. 123 has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


                                                          OUTSTANDING OPTIONS
                                                 --------------------------------------
                                                     SHARES          RANGE OF OPTION
                                                 (IN THOUSANDS)          PRICES
                                                 --------------   ---------------------
Outstanding at September 30, 1995..............        114         33.80     -   117.50
Granted........................................        490         21.30     -    41.90
Forfeited......................................       (201)        33.80     -   117.50
                                                 --------------   ---------------------
Outstanding at September 30, 1996..............        403         21.30     -   117.50
Granted........................................        166         10.00     -    17.50
Forfeited......................................       (127)        21.30
                                                 --------------   ---------------------
Outstanding at September 30, 1997..............        442        $10.00     -  $117.50
Issued in connection with Old Cerplex merger...         72         15.60
Forfeited......................................       (295)         3.00     -   117.50
                                                 --------------   ---------------------
Outstanding at September 30, 1998..............        219          2.70     -  $117.50
                                                 ==============   =====================



     The weighted-average fair value of options granted and forfeited were $3.00, and $33.43 for fiscal 1998, $11.80 and $21.30 for fiscal 1997, and $16.70 and $33.80 for fiscal 1996, respectively.



     The shares outstanding at September 30, 1998 have a weighted average exercise price of $25.40 and a weighted average contractual life of 5.0 years.



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997: risk-free interest rates of 6.5% in 1998 and 1997 and 6.6% in 1996; no expected dividend yield; expected lives of 4 years; expected volatility of 117% for all three years.



     On October 5, 1995 the Company adopted its 1998 Stock Option and Restricted Stock Plan, which provides for the grant to eligible employees and others the right to purchase up to 2,836 shares of the Company's Common Stock.


NOTE M -- INVESTMENT AND RETIREMENT PLANS


     In October 1996, Old Cerplex established a defined contribution plan for the employees of Cerplex Ltd., a wholly-owned subsidiary of Old Cerplex operating in the United Kingdom ("U.K. Plan"), not covered by the U.K. Pension Plan (see below). Participating employees are allowed to contribute either 3% or 6% of their annual compensation subject to maximum limitations based on compensation and Internal Revenue Service regulations. The Company contributes an amount equal to 100% of the employee's contributions in connection with the U.K. Plan. The Company contributions vest immediately. In the event the U.K. Plan is terminated, all participants are entitled to receive a distribution equal to their account balance at that date. Contributions to the U.K. Plan were approximately $258 for 1998.



     Certain employees of Cerplex Ltd. are also covered by a defined benefit pension plan. The Company's contribution rates have been actuarially assessed and are being amortized over the estimated employees' working lives with the Company. Benefits are determined based on employee's final pensionable pay. The net assets and benefit obligation, as well as pension costs relating to this plan are not significant to the consolidated financial statements as of September 30, 1998 and for the year then ended, respectively.


NOTE N -- CONCENTRATION OF CREDIT RISK


     The Company's revenues are primarily with Original Equipment Manufacturers ("OEMs") or Third Party Maintainers ("TPMs") in the computer and peripheral, telecommunications and office automation

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


industries located principally in the United States and Europe. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Credit risk is affected by conditions or occurrences within the economy and the computer and peripheral, telecommunications and office automation markets.


NOTE O -- FOREIGN OPERATIONS AND MAJOR CUSTOMERS


     Revenues, operating losses and assets of the Company's operations as of and for the years ended September 30, 1998, 1997 and 1996 are as follows:



                                               1998        1997        1996
                                             --------    --------    --------
United States
  Revenues.................................  $ 38,470    $ 56,201    $ 88,741
  Operating loss...........................   (18,973)    (46,168)    (19,950)
  Assets...................................    58,861      12,113      50,290
Foreign
  Revenues.................................    27,953       8,691       9,278
  Operating income (loss)..................    (3,004)      1,644         408
  Assets...................................    41,680       2,516       2,498



     In fiscal 1998 two customers accounted for approximately 17% and 11% of net revenues. One customer accounted for 11% percent or more of net revenues in fiscal 1997 and 19% of net revenues in 1996.


NOTE P -- LOSS PER SHARE


     In fiscal 1998, the Company adopted SFAS No. 128, as discussed in Note B. The following table illustrates the computation of basic and diluted loss per share under the provisions of SFAS No. 128.



                                                               1998        1997        1996
                                                             --------    --------    --------
Numerator for basic and diluted loss per share -- net
  loss.....................................................   (29,095)    (49,605)    (30,353)
Preferred stock dividends..................................    (2,665)     (2,822)     (1,400)
                                                             --------    --------    --------
Numerator for basic and diluted earnings per share.........  $(31,760)   $(52,427)   $(31,753)
                                                             ========    ========    ========
Denominator for basic and diluted loss per share --weighted
  average number of common shares outstanding during the
  period...................................................     3,843         667         716
                                                             --------    --------    --------
Basic and diluted loss per share...........................  $  (8.26)   $ (78.60)   $ (44.40)
                                                             ========    ========    ========



     The computation of diluted loss per share for each of the years in the three-year period ended September 30, 1998 excluded the effect of all incremental common shares attributable to the exercise of outstanding Common Stock options and warrants and conversions of the Convertible Preferred Stock because their effect would be antidilutive. See Note B -- "Summary of Significant Accounting Principles", Note K -- "Stockholders' Equity" and Note L -- "Employee Stock and Savings Plans."

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)


NOTE Q -- COMMITMENTS AND CONTINGENCIES



LEASE COMMITMENTS



     The Company leases the majority of its office and warehousing facilities and certain equipment under noncancellable operating leases which expire at various dates through 2008.



     Rental expense, net of sublease income, for the years ended September 30, 1998, 1997 and 1996 was approximately $1,265, $1,531 and $1,246, respectively. Future minimum lease payments as of September 30, 1998 are as follows:



                       YEARS ENDING
                       SEPTEMBER 30                         (DOLLARS IN THOUSANDS)
                       ------------                         ----------------------
1999......................................................         $ 4,176
2000......................................................           3,525
2001......................................................           2,981
2002......................................................           2,487
2003......................................................           2,180
Thereafter................................................           5,589
                                                                   -------
                                                                   $20,938
                                                                   =======



CONTINGENCIES



     The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not materially affect the Company's consolidated financial position and results of operations or liquidity.

                                  SCHEDULE II

                            THE CERPLEX GROUP, INC.
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)



                                                                ADDITIONS
                                                         -----------------------
                                           BALANCE AT    CHARGED TO   CHARGED TO
                                          BEGINNING OF   COSTS AND      OTHER                   BALANCE AT END
                                             PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
                                          ------------   ----------   ----------   ----------   --------------
FOR THE YEAR ENDED SEPTEMBER 30, 1998
  Allowance for doubtful accounts.......     $  736        $1,246       $1,775       $1,246         $2,511
                                             ======        ======       ======       ======         ======
  Reserve for discontinued operations...     $2,590        $   --       $   --       $  614         $1,976
                                             ======        ======       ======       ======         ======
FOR THE YEAR ENDED SEPTEMBER 30, 1997
  Allowance for doubtful accounts.......     $1,209        $  372       $   --       $  845(1)      $  736
                                             ======        ======       ======       ======         ======
  Reserve for discontinued operations...     $3,068        $   --       $   --       $  478         $2,590
                                             ======        ======       ======       ======         ======
FOR THE YEAR ENDED SEPTEMBER 30, 1996
  Allowance for doubtful accounts.......     $1,414        $  410       $   --       $  615(1)      $1,209
                                             ======        ======       ======       ======         ======
  Reserve for discontinued operations...     $4,073        $   --       $   --       $1,005         $3,068
                                             ======        ======       ======       ======         ======


---------------
(1) Uncollectible accounts written off, net of recoveries.

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
-------                      -----------------------
  2        Agreement and Plan of Merger, dated as of January 30, 1998, among the Company, Holly Acquisition Corp. and Old Cerplex
           (incorporated by reference from Appendix A to the Prospectus contained in the Company's Registration Statement on Form
           S-4 (File No. 333-48725)).
  3.1.1    The Restated Certificate of Incorporation of the Company, as
           amended (incorporated by reference from Exhibit 3.1 to the
           Company's Transition Report on Form 10-K for the transition period from December 31, 1991 to September 30, 1992).
  3.1.2    The Certificate of Amendment to the Restated Certificate of
           Incorporation of the Company, filed on April 28, 1998
           (incorporated by reference from Exhibit 4.1.1 of the
           Company's Post-Effective Amendment No. 2 to the Company's
           Registration Statement on Form S-3, filed on May 13, 1998
           (Registration No. 333-47973)).
  3.1.3    The Certificate of Amendment to the Restated Certificate of
           Incorporation of the Company, filed on April 30, 1998
           (incorporated by reference from Exhibit 4.1.2 of the
           Company's Post-Effective Amendment No. 2 to the Company's
           Registration Statement on Form S-3, filed on May 13, 1998
           (Registration No. 333-47973)).
 *3.1.4    Certificate of Amendment to Certificate of Incorporation of
           the Company filed on October 6, 1998.
  3.2.1    Bylaws of the Company, as amended (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on
           Form S-8 (Registration No. 33-79426)).
  3.2.2    Resolutions adopted by the Board of Directors on April 30,
           1998, amending the Bylaws of the Company (incorporated by
           reference from Exhibit 4.2.1 of the Company's Post-Effective
           Amendment No. 2 to the Company's Registration Statement on
           Form S-3, filed on May 13, 1998 (Registration No.
           333-47973)).
  4.1      Amended and Restated Registration Rights Agreement, dated
           January 30, 1998, among the Company and the purchasers named on Schedules I and II thereto (incorporated by reference
           from Exhibit 4.17 to the Company's Current Report on Form
           8-K filed on February 6, 1998).
  4.2      Certificate of Designations, Preferences and Rights of
           Senior Cumulative Convertible Preferred Stock of the Company
           filed on April 29, 1998 (incorporated by reference from
           Exhibit 4.3 of the Company's Post-Effective Amendment No. 2
           to the Company's Registration Statement on Form S-3, filed on May 13, 1998 (Registration No. 333-47973)).
  4.3      Form of Indenture for 10% Series B Senior Subordinated Notes
           between the Company and U.S. Trust Corporation (incorporated by reference from Exhibit 4.4 of the Company's
           Post-Effective Amendment No. 1 to the Company's Registration
           Statement on Form S-3, filed on March 27, 1998 (Registration
           No. 333-47973)).
  4.4      Form of the Company's 10% Series B Senior Subordinated
           Notes, due December 31, 2004 (included as Exhibit A to the form of Indenture filed as Exhibit 4.4 of the Company's
           Post-Effective Amendment No. 1 to the Company's Registration
           Statement on Form S-3, filed on March 27, 1998 (Registration
           No. 333-47973)).
  4.5      Form of Letter to Stockholders of the Company (incorporated by reference from Exhibit 4.6 of the Company's
           Post-Effective Amendment No. 1 to the Company's Registration
           Statement on Form S-3, filed on March 27, 1998 (Registration
           No. 333-47973)).
  4.6      Form of Subscription Certificate (incorporated by reference from Exhibit 4.7 of the Company's Post-Effective Amendment
           No. 1 to the Company's Registration Statement on Form S-3,
           filed on March 27, 1998 (Registration No. 333-47973)).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
-------                      -----------------------
  4.7      Form of Instructions as to Use of Subscription Certificate
           (incorporated by reference from Exhibit 4.8 of the Company's
           Post-Effective Amendment No. 1 to the Company's Registration
           Statement on Form S-3, filed on March 27, 1998 (Registration
           No. 333-47973)).
  4.8      Form of Letter to Brokers (incorporated by reference from
           Exhibit 4.9 of the Company's Post-Effective Amendment No. 1
           to the Company's Registration Statement on Form S-3, filed on March 27, 1998 (Registration No. 333-47973)).
  4.9      Form of Letter to Clients (incorporated by reference from
           Exhibit 4.10 of the Company's Post-Effective Amendment No. 1
           to the Company's Registration Statement on Form S-3, filed on March 27, 1998 (Registration No. 333-47973)).
  4.10     Form of Notice of Guaranteed Delivery (incorporated by
           reference from Exhibit 4.11 of the Company's Post-Effective
           Amendment No. 1 to the Company's Registration Statement on
           Form S-3, filed on March 27, 1998 (Registration No.
           333-47973)).
  4.11     Form of Nominee Holder Certification (incorporated by
           reference from Exhibit 4.12 of the Company's Post-Effective
           Amendment No. 1 to the Company's Registration Statement on
           Form S-3, filed on March 27, 1998 (Registration No.
           333-47973)).
  4.12     Guidelines to Form W-9 (incorporated by reference from
           Exhibit 4.13 of the Company's Post-Effective Amendment No. 1
           to the Company's Registration Statement on Form S-3, filed on March 27, 1998 (Registration No. 333-47973)).
  4.13     Indenture between the Registrant and MBank Dallas, National
           Association relating to the Company's 7 3/4% Convertible
           Subordinated Debentures due 2001, including form of
           Debenture (incorporated by reference from Exhibit 4.1 to the
           Company's Registration Statement on Form S-2 (Registration
           No. 33-4276)).
  4.14     First Supplemental Indenture relating to the Company's
           7 3/4% Convertible Subordinated Debentures, dated December
           1, 1987, between the Company and MTrust Corp., National
           Association, appointing MTrust Corp. as successor trustee to
           MBank Dallas (incorporated by reference from Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).
  4.15     Tripartite Agreement relating to the Company's 7 3/4%
           Convertible Subordinated Debentures, dated as of January 7,
           1990, between Mtrust Corp., National Association, Ameritrust
           Texas N.A., and the Company (incorporated by reference from
           Exhibit 4.3 to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1989).
  4.16     Second Supplemental Indenture relating to the Company's
           7 3/4% Convertible Subordinated Debentures, dated to be
           effective as of November 30, 1992, between the Company and
           Society National Bank (incorporated by reference from
           Exhibit 4.4 to the Company's Post-Effective Amendment No. 1
           to Registration Statement on Form S-3 (No. 33-32377)).
 *4.17     Third Supplemental Indenture relating to the Company's
           7 3/4% Convertible Subordinated Debentures, dated to be
           effective as of April 30, 1998, between the Company and
           Chase Manhattan Trust Company, National Association.
 *4.18     Certificate of Designations, Preferences and Rights of
           Convertible Preferred Stock filed on November 19, 1998
           eliminating the Series B, C and D Convertible Preferred
           Stock.
 *4.19     Certificate of Elimination of Convertible Preferred Stock
           filed on December 15, 1998.
 10.1      The Cerplex Group, Inc. and its Subsidiaries Stock Option
           and Restricted Stock Purchase Plan (the "Plan"), dated July
           28, 1998 (incorporated by reference from the Company's Proxy
           Statement filed on September 9, 1998).
*10.2.1    Loan and Security Agreement, dated April 30, 1998, between
           Greyrock Business Credit, the Company, Aurora Electronics
           Group, Inc., Cerplex, Inc. and Cerplex Mass, Inc.

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
-------                      -----------------------
*10.2.2    Continuing Guaranty, dated April 30, 1998, by Welsh, Carson,
           Anderson & Stowe VII, L.P., for the benefit of Greyrock
           Business Credit.
*10.2.3    Streamlined Facility Agreement, dated April 30, 1998,
           between the Company, Aurora Electronics Group, Inc.,
           Cerplex, Inc. and Cerplex Mass, Inc.
*10.2.4    Negative Pledge Agreement, dated April 30, 1998, between
           Cerplex Inc. and Greyrock Business Credit.
*10.2.5    Secured Promissory Note for $36,000,000, due April 30, 1999,
           between the Company, Aurora Electronics Group, Inc.,
           Cerplex, Inc. and Cerplex Mass, Inc. as payors and Greyrock
           Business Credit as payee.
*10.2.6    Cross-Corporate Continuing Guaranty, dated April 30, 1998, between the Company, Aurora Electronics Group, Inc.,
           Cerplex, Inc. and Cerplex Mass, Inc., for the benefit of
           Greyrock Business Credit.
*10.3      10% Senior Subordinated Note for $5,000,000, due September
           30, 1999, between the Company, Aurora Electronics Group,
           Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson
           & Stowe VII, L.P. as payee.
*10.4      10% Senior Subordinated Note for $2,500,000, due December 9,
           1999, between the Company, Aurora Electronics Group, Inc.
           and Cerplex, Inc. as payors and Welsh, Carson, Anderson &
           Stowe VII, L.P. as payee.
 10.5      Securities Purchase and Exchange Agreement, dated January
           30, 1998, between the Company, Welsh, Carson, Anderson &
           Stowe VII, L.P., WCAS Capital Partners II, L.P., and the
           several purchasers named in Annex I thereto (incorporated by reference from Exhibit 10.47 to the Company's Current Report on Form 8-K filed on February 6, 1998).
 10.6      Form of Irrevocable Proxy and Option Agreement executed by certain stockholders of Old Cerplex for the benefit of the
           Company (incorporated by reference from Exhibit 10.45 to the
           Company's Current Report on Form 8-K filed on February 6,
           1998).
 10.7      Interim Management Agreement, dated January 30, 1998,
           between the Company and Old Cerplex (incorporated by
           reference from Exhibit 10.51 to the Company's Current Report on Form 8-K filed on February 6, 1998).
 10.8      10% Senior Subordinated Bridge Note between the Company, as payor, and Welsh, Carson, Anderson & Stowe VII, L.P., as
           payee (incorporated by reference from Exhibit 10.48 to the
           Company's Current Report on Form 8-K filed on February 6,
           1998).
 10.9      Form of 10% Senior Subordinated Note, due December 31, 2004,
           of the Company, as payor (incorporated by reference from
           Exhibit 10.49 to the Company's Current Report on Form 8-K
           filed on February 6, 1998).
 10.10     Stockholders Agreement, dated January 30, 1998, among Welsh,
           Carson, Anderson & Stowe VII, L.P., the Company and Old
           Cerplex (incorporated by reference from Exhibit 10.50 to the
           Company's Current Report on Form 8-K filed on February 6,
           1998).
 10.11     Cerplex Note Purchase Agreement, dated January 30, 1998,
           between the Company and Old Cerplex (incorporated by
           reference from Exhibit 10.52 to the Company's Current Report on Form 8-K filed on February 6, 1998).
 10.12     Form of 10% Subordinated Note, due June 30, 1998, between
           the Company and Old Cerplex (incorporated by reference from
           Exhibit 10.53 to the Company's Current Report on Form 8-K
           filed on February 6, 1998).
 10.13     Form of Affiliates Letter to be executed in accordance with the Agreement and Plan of Merger, dated January 30, 1998
           (incorporated by reference from Exhibit 10.46 to the
           Company's Current Report on Form 8-K filed on February 6,
           1998).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
-------                      -----------------------
 10.14     Amendment No. 1 to Interim Management Agreement, dated as of
           February 25, 1998, between Old Cerplex and the Company
           (incorporated by reference to the Company's Registration
           Statement on Form S-4, filed on March 26, 1998 (File No.
           333-48725)).
 10.15     Standard Lease Agreement, dated October 27, 1992, between
           Crow-Brindell-Mitchell and Aurora Electronics Group, Inc. as
           Assignee of CCB Computer Brokers, Inc. d/b/a Century
           Computer Services, Inc. (incorporated by reference from
           Exhibit 10.10 to the Company's Annual Report on Form 10-K
           for the fiscal year ended September 30, 1994).
 10.16     Lease dated July 14, 1988, between American National Bank
           and Trust Registrant of Chicago and BSN Corp. (now the
           Company) (incorporated by reference from Exhibit 10.12 to
           the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).
 10.17     Form of Tax Indemnity Agreement between the Company and SSG
           (incorporated by reference from Exhibit 10.9 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1991).
 10.18     Stock Purchase Agreement, dated as of September 30, 1992,
           between the Company, Robert E. Morris and Norma J. Morris,
           Trustees of the Robert and Norma Morris Family Trust and The
           Robert and Norma Morris Charitable Remainder Unitrust
           (incorporated by reference from Exhibit 2.1 to the Company's
           Form 8-K filed on October 19, 1992).
 10.19     Merger Agreement and Plan of Reorganization, dated September
           12, 1993, between the Company and FRS, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 15, 1993).
 10.20     Asset Purchase Agreement, dated March 15, 1994, to be
           effective as of March 1, 1994, as amended, between the
           Company, Aurora Electronics Group, Inc. and CCB Computer
           Brokers, Inc. and CCM Computers International, Ltd.
           (incorporated by reference from Exhibit (b)(1) to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended March 31, 1994).
 10.21     The Company's 401-K Plan (incorporated by reference from
           Exhibit 10.13 to the Company's Annual Report on Form 10-K
           for the fiscal year ended September 30, 1993).
 10.22     Securities Purchase Agreement between the Company, Welsh,
           Carson, Anderson & Stowe VII, L.P., WCAS Capital Partners
           II, L.P. and the several purchasers named therein, dated
           February 21, 1996 (incorporated by reference from Exhibit
           (b)(2) of the Company's Issuer Tender Offer Statement on
           Schedule 13E-4, which was filed with the Securities and
           Exchange Commission on February 23, 1996).
 10.23     The Company's Offer to Purchase for Cash up to 6,500,000
           Shares of its Common Stock at $2.875 Per Share, dated
           February 23, 1996 (incorporated by reference from Exhibit
           (a)(1) of the Company's Issuer Tender Offer Statement on
           Schedule 13E-4, which was filed with the Securities and
           Exchange Commission on February 23, 1996).
 10.24     Amended and Restated Financial Support Agreement, between
           the Company, Aurora Electronics Group, Inc., Welsh, Carson,
           Anderson & Stowe VII, L.P., and WCAS Capital Partners II,
           L.P. (incorporated by reference from Exhibit 10.39 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended September 30, 1997).
 10.25     Securities Purchase Agreement, dated August 14, 1997,
           between the Company and Welsh, Carson, Anderson & Stowe VII,
           L.P. for the purchase of the Company's Series B Preferred
           Stock (incorporated by reference from Exhibit 10.40 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended September 30, 1997).
 10.26     Securities Purchase Agreement, dated October 2, 1997,
           between the Company and Welsh, Carson, Anderson & Stowe VII,
           L.P. for the purchase of the Company's Series C Preferred
           Stock (incorporated by reference from Exhibit 10.41 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended September 30, 1997).

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
-------                      -----------------------
 10.27     Securities Purchase Agreement, dated October 24, 1997,
           between the Company and Welsh, Carson, Anderson & Stowe VII,
           L.P. for the purchase of the Company's Series D Preferred
           Stock (incorporated by reference from Exhibit 10.42 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended September 30, 1997).
 10.28     Senior Subordinated Note Purchase Agreement, between the
           Company and Welsh, Carson, Anderson & Stowe VII, L.P.
           (incorporated by reference from Exhibit 10.43 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended September 30, 1997).
 10.29     Form of $2,800,000 10% Senior Subordinated Demand Note,
           dated December 5, 1997, between the Company, as payor, and
           Welsh, Carson, Anderson & Stowe VII, L.P., as payee
           (incorporated by reference from Exhibit 10.44 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended September 30, 1997).
 10.30     Form of Indemnity Agreement (incorporated by reference from
           Exhibit 10.15 to Old Cerplex's Registration Statement on
           Form S-1 (File No. 33-75004)).
 10.31     Letter from Nightingale & Associates, LLC to the Company,
           dated June 30, 1997, together with Letter from Nightingale &
           Associates, LLC to the Company, dated August 18, 1997,
           amending terms of the June 30, 1997 Letter (incorporated by reference from Exhibit 10.37 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30,
           1997).
*21.1      Subsidiaries of the Company.
*23.1      Consent of KPMG LLP.
*23.2      Consent of Arthur Andersen LLP.
*27        Financial Data Schedule.


---------------

* Filed herewith.