Form 10-Q
period 1998-12-31
CERPLEX GROUP INC/DE
filed 1999-02-11
CIK 319237

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission File Number: 1-8456


                             THE CERPLEX GROUP, INC.
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

                                 Yes [X] No [ ]

Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of January 28, 1999:

TITLE OF EACH CLASS OF COMMON STOCK                        NUMBER OUTSTANDING
-----------------------------------                        ------------------
  Common Stock, $0.03 par value                             7,367,518 shares



================================================================================

                            THE CERPLEX GROUP, INC.

                               TABLE OF CONTENTS


                                                                                PAGE
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of  December 31, 1998
            and September 30, 1998                                                4

            Consolidated Statements of Operations for the Three Months
            Ended  December 31, 1998 and December  26, 1997                       5

            Consolidated Statements of Cash Flows for the Three Months Ended
            December 31, 1998 and December 26, 1997                               6

            Notes to Unaudited Consolidated Financial Statements                  7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                 9


PART II.  OTHER INFORMATION                                                      18

Signatures                                                                       21

Index to Exhibits                                                                22


                            THE CERPLEX GROUP, INC.



                                     PART I

                             FINANCIAL INFORMATION

                            THE CERPLEX GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                            (Unaudited)
                                                                            DECEMBER 31,       SEPTEMBER 30,
                                                                               1998                1998
                                                                            -----------        -------------

                                                     ASSETS

      Current assets:
          Cash and cash equivalents                                          $   6,495           $  14,196
          Accounts Receivable, less allowance for doubtful accounts
            of $1,941 ($2,511 in Sep., 1998)                                    14,703              12,416
          Inventories                                                            6,962               6,626
          Other current assets                                                   3,296               4,628
                                                                             ---------           ---------
      Total current assets                                                      31,456              37,866

      Goodwill                                                                  35,156              37,202
      Property, plant and equipment, net                                        24,225              25,021
      Intangible and other assets                                                  396                 452
                                                                             ---------           ---------
                                                                             $  91,233           $ 100,541
                                                                             =========           =========


                                     LIABILITIES AND STOCKHOLDERS' DEFICIT


      Current liabilities:
          Current portion of long-term debt                                  $  55,467           $  53,886
          Accounts payable                                                       9,381               9,903
          Accrued expenses                                                      12,248              14,165
          Accrued interest expense                                                 766               1,424
          Current portion of reserve for discontinued operations                    48                 154
          Income taxes payable                                                   1,248               1,271
          Other current liabilities                                             11,089              12,478
                                                                             ---------           ---------
      Total current liabilities                                                 90,247              93,281

      Long-term debt                                                            26,775              25,782
      Reserve for discontinued operations                                        1,822               1,822
      Other long-term liabilities                                                4,714               4,714

      Commitments and contingencies

      Redeemable convertible preferred stock, 216 shares issued
          (260 shares at Sep., 1998)                                            29,690              34,150

      Stockholders' deficit:
          Preferred stock, 1,000 shares authorized, none issued                     --                  --
          Common stock 75,000 shares authorized, 7,851 shares issued
            (7,601 issued at Sep., 1998)                                         2,269               2,262
          Additional paid-in capital                                           121,272             116,400
          Treasury  stock, at cost, 483 shares                                 (16,675)            (16,675)
          Accumulated deficit                                                 (168,921)           (161,232)
          Cumulative translation adjustment                                         40                  37
                                                                             ---------           ---------
      Total stockholders' deficit                                              (62,015)            (59,208)
                                                                             ---------           ---------

                                                                             $  91,233           $ 100,541
                                                                             =========           =========


   The accompanying notes are an integral part of these financial statements.

                             THE CERPLEX GROUP, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                    THREE MONTHS ENDED
                                              -------------------------------
                                              DECEMBER 31,       DECEMBER 26,
                                                 1998               1997
                                              ------------       ------------
Net revenues                                   $ 29,489           $  8,324
Cost of sales                                    27,816              7,049
                                               --------           --------
        Gross profit                              1,673              1,275

Selling, general and administrative
  expenses                                        5,288              5,122
Amortization of intangible assets                 2,150                 25
                                               --------           --------
        Operating loss                           (5,765)            (3,872)

Interest expense                                 (2,119)            (1,036)
Other income (expense), net                         480                (94)
                                               --------           --------
    Loss before provision for
       income taxes                              (7,404)            (5,002)
Provision for income taxes                         (134)                --
                                               --------           --------

               Net loss                        $ (7,270)          $ (5,002)
                                               ========           ========

Dividends on redeemable preferred stock            (419)              (812)
                                               --------           --------
     Net loss available for
      common stockholders                      $ (7,689)          $ (5,814)
                                               ========           ========

Basic and dilutive loss per common share       $  (1.06)          $  (8.50)
                                               ========           ========

Weighted average number of common
  shares outstanding                              7,232                685
                                               ========           ========

   The accompanying notes are an integral part of these financial statements.

                            THE CERPLEX GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                     -------------------------------------
                                                                     DECEMBER 31, 1998    DECEMBER 26,1997
                                                                     -----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (7,270)          $ (5,002)
   Adjustments to reconcile net loss to net cash flows
     from continuing operations:
        Depreciation and amortization                                       3,125                374
        Non-cash interest expense                                             371                397
        Loss on disposition of assets                                          --                 72
        Foreign Currency Translation                                            3                 --
        Changes in assets and liabilities:
           Current assets                                                  (1,291)             1,527
           Current liabilities                                             (3,894)            (2,302)
                                                                         --------           --------
    Net cash flows from continuing operations                              (8,956)            (4,934)
    Net cash flows from discontinued operations                              (106)               (72)
                                                                         --------           --------
Net cash flows from operating activities                                   (9,062)            (5,006)
                                                                         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property, plant and equipment                             (227)               (87)
    Proceeds from sale of assets                                               --                330
                                                                         --------           --------
    Net cash flows from investing activities                                 (227)               243
                                                                         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debt                                                           --               (289)
    Sale of redeemable convertible preferred shares                            --              4,500
    Proceeds from promissory note                                           2,500                 --
    Advances under demand notes                                                --              2,800
    Other                                                                       7                 --
    Changes in borrowings under line of credit                               (919)                --
                                                                         --------           --------
Net cash flows from financing activities                                    1,588              7,011
                                                                         --------           --------
Net change in cash and cash equivalents                                    (7,701)             2,248
Cash and cash equivalents at beginning of period                           14,196                323
                                                                         --------           --------
Cash and cash equivalents at end of period                               $  6,495           $  2,571
                                                                         ========           ========



   The accompanying notes are an integral part of these financial statements.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. CURRENT FINANCIAL CONDITION

During the quarter ended December 31, 1998 and the year ended September 30, 1998, the Company experienced recurring operating losses. As a result of these losses, at December 31, 1998 the Company had a deficit of $62,015 in stockholders' equity and negative working capital of $58,791. In addition, since a recapitalization of the Company in March 1996, the Company has relied upon the financial support of its largest stockholder for additional capital and to maintain its existing credit facilities. At December 31, 1998, the Company has approximately $44,620 in principal amount outstanding under its term debt and line of credit which matures on April 30,1999. The Company is currently in discussions with its lender to extend the repayment date. Furthermore, as of December 31, 1998, the Company had $7.5 million and $3.1 million outstanding related to its promissory note to its largest stockholder and a secured note payable to one of its customers, respectively, which are also mostly due in fiscal year ending 1999. Though the Company intends to make efforts to increase revenues to improve operations, the Company's losses are expected to continue for the foreseeable future and the Company will require additional funding and financial support from its largest stockholder or another third party. There can be no assurance that such additional funding and financial support will be available on acceptable terms, or that such funds, if available, would enable the Company to continue operating, or that the Company will be successful in increasing revenues. In addition, there can be no assurance that the Company will be successful in extending the repayment date of its term debt and line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern.

NOTE B. BASIS OF PRESENTATION

The accounting policies followed by the Company are set forth in Note B "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements included in the 1998 Annual Report on Form 10-K for The Cerplex Group, Inc.

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

Certain information in footnote disclosure normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the 1998 Annual Report on Form 10-K for the Cerplex Group, Inc..

NOTE C. EARNINGS PER SHARE OF COMMON STOCK

Basic earnings (loss) per common share is computed by dividing net income(loss) by the weighted average number of common shares outstanding after adding to loss from operations cumulative dividends to holders of the Company's redeemable convertible preferred stock.

Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the sum of the weighted average number of common shares outstanding and dilutive stock options. For all periods presented, common stock equivalents (stock options) were excluded from calculations as they were considered to be anti-dilutive.

The Company's 7% Senior Cumulative Convertible Preferred Stock, 10% Series A Senior Subordinated Notes due December 31, 2002, 2003, and 2004, 10% Series B Senior Subordinated Debentures due December 31, 2004, were not common stock equivalents at the time of issuance and are therefore not included in the calculation of diluted earnings per share.

NOTE D. INVENTORIES

     Inventories consisted of the following:

                                           DECEMBER 31,    SEPTEMBER 30,
                                              1998             1998
                                           ------------    -------------
                                                  (IN THOUSANDS)
Spare and repair parts                        $6,649          $5,569
Work in process                                  146             113
Finished goods and purchased product             167             944
                                              ------          ------
        Total inventories                     $6,962          $6,626
                                              ======          ======

NOTE E.  CAPITALIZATION

           On October 5, 1998, a majority of the outstanding capital stock of the Company entitled to vote, voted at a Special Meeting of Stockholders to effect a one-for-ten reverse stock split (the "One-for-Ten Reverse Split"), in which each ten shares of the Company's Common Stock were converted into one share of the Company's Common Stock. Stockholders who would have received fractional shares of Common Stock as a result of the One-for-Ten Reverse Split, were paid, in lieu of receiving fractional shares, cash in an amount equal to $0.104 per share. Unless otherwise stated, figures as to the number of shares outstanding, earnings per share, exercise price to convert the 7% Convertible Preferred Stock and other per share figures included herein, reflect the One-for-Ten Reverse Split. Immediately following the One-for-Ten Reverse Split, the outstanding capital stock of the Company consisted of 215,500 shares of 7% Convertible Preferred Stock, 44,000 shares of Series A Convertible Preferred Stock and 7,118,285 shares of Common Stock. Subsequent to the One-for-Ten Reverse Split, on November 19, 1998, 249,233 shares of the Company's Common Stock were issued as a result of the conversion of 44,000 shares of Preferred Stock of the Company that had been issued to WCAS and other stockholders prior to the Merger. A majority of such Preferred Stock was held by WCAS. As a majority holder of such Preferred Stock, WCAS elected to cause all of the shares of such Preferred Stock to be converted to the Common Stock of the Company. As of December 31, 1998, there were 7,367,518 shares of the Company's Common Stock outstanding.

NOTE  F. DEBT

           On December 9, 1998 the Company borrowed $2.5 million from WCAS, under a 10% unsecured promissory note due December 9, 1999. Subsequent to December 31, 1998, the Company borrowed $2.0 million from WCAS under the terms of a 10% unsecured promissory note which matures January 26, 2000.

            During the quarter the Company and WCAS agreed to modify the terms of the Series A 10% Senior subordinated debentures to increase the principal amount by the amount of accrued but unpaid interest as of December 31, 1998. Accordingly, the total principal outstanding is $15,599 at December 31, 1998. All other terms remain the same.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company provides repair and logistics services, and spare parts sourcing and service management for manufacturers of computer, communications and electronic office equipment. In the computer marketplace, the Company primarily services display terminals, printed circuit boards, laptops, networking equipment and workstations. In the telecommunications marketplace, the Company primarily services switching systems, payphones, video conferencing products, multiplexers, mobile communications, transmission equipment, hubs and modems. In the office automation marketplace, the Company services printers, scanners, fax machines and high value products such as copiers, automatic teller machines
(ATMs) and other paper-handling equipment. The Company operates through its two principal subsidiaries, Cerplex, Inc. and Aurora Electronics Group, Inc., and their subsidiaries. Based in Tustin, California, the Company has locations across the United States, in France and in the United Kingdom

     The Company entered the computer and electronics industry in 1992, and has expanded its operations through the acquisition of companies that supply, refurbish and recycle electronic parts and equipment. The Company's most recent acquisition was completed on April 30, 1998, when the Company, then known as Aurora Electronics, Inc. acquired The Cerplex Group, Inc. ("Old Cerplex").
Prior to the Merger with Old Cerplex which is discussed in more detail below, the Company's business consisted primarily of two divisions, the Asset Recovery Services Division (the "ARS Division") and the Parts Services Supply Division (the "PSS Division"). The Merger was accounted for under the purchase method of accounting and, as such, the operations of Old Cerplex are not included in the Company's financial statements prior to April 30, 1998. The majority of the Company's revenues subsequent to April 30, 1998 are attributable to the repair operations of Old Cerplex acquired in the Merger. Due to this and the fact that the Company's ARS and PSS Divisions experienced declining revenues from fiscal 1997 to fiscal 1998, the Company's historical results, especially as they relate to the ARS and PSS Divisions, may not be indicative of future results.

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

     The primary factors affecting the Company's repair business include, but are not limited to, the pricing of the Company's services and the utilization of the Company's resources that constitute fixed costs. Pricing in the Company's industry is very competitive and price discounting could adversely affect the Company's operating results. In addition, the Company has made a significant investment in facilities, equipment and personnel. While the Company's facilities have the capability of generating significantly more repair services volume than current levels, the Company has, due to a variety of factors, experienced decreasing revenues which have resulted in significant operating losses. In particular, BT and Rank Xerox constituted Old Cerplex's and the Company's largest customers in the last fiscal year. Revenues from these customers have declined from fiscal 1997 through the first quarter of fiscal 1999 on a pro forma basis. It is anticipated that revenues from Rank Xerox will decline in the future, and there can be no assurance that revenues from BT or other customers will not decline in the future. The failure of the Company to develop additional business from new and existing customers could have a material adverse effect on the Company's business.

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 26, 1997

     Net revenues for the first quarter of fiscal 1999 were $29.5 million, as compared to $8.3 million in net revenues for the corresponding quarter in the prior fiscal year. The Company's increase in revenues was due principally to the acquisition of Old Cerplex offset by a substantial decline in the average sales prices for DRAM memory chips and the subsequent closing of this segment of the Asset Recovery Division as well as the PowerSource operation and an overall decline in the prices and volumes of computer repair parts.

     Gross profit for the first quarter of fiscal 1999 was $1.7 million (5.7% of net revenues), as compared to a gross profit of $1.3 million (15.3% of net revenues) for the corresponding quarter in the prior fiscal year. The increase in gross profit was due primarily to the acquisition of Old Cerplex offset by the decline in revenues for computer repair parts. The decrease in margin percentages is primarily due to the lower historical margins of the Old Cerplex operations and the impact of declining revenues in the Southern California operations.

     Selling, general and administrative expenses for the first quarter of fiscal 1999 were $5.3 million (17.9% of net revenues), as compared to $5.1 million (61.5% of net revenues) for the corresponding quarter in the prior fiscal year. The decrease as a percentage of revenues was due to the increase in revenues noted above. Amortization expense for the first quarter of fiscal 1999 was $2.1 million compared to $25,000 for the corresponding quarter in the prior fiscal year. The increase was due to the amortization of goodwill in connection with the merger of Aurora and Old Cerplex.

     Net interest expense for the first quarter of fiscal 1999 was $2.1 million, or 7.2% of revenues, as compared to $1.0 million, or 12.4% of revenues, for the corresponding quarter in the prior fiscal year. The increase in interest expense is due to higher loan balances on the Company's revolving credit facility.

     Net loss to common stockholders for the quarter was $7.7 million as compared to net loss of $5.8 million for the corresponding quarter in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment and required debt principal payments. The Company had a working capital deficit of $58.8 million as of December 31, 1998 as compared to a working capital deficit of $55.4 million as of September 30, 1998. See Note A of Unaudited Notes to Consolidated Financial Statements -- "Current Financial Condition."

     The Company's most immediate liquidity concern is its ability to repay its indebtedness under the Greyrock Line of Credit, which approximated $44.6 million in principal amount as of December 31, 1998. All amounts owing Greyrock are due to be repaid by April 30, 1999, and the Company's cash on hand and cash flow from operations are anticipated to be insufficient to repay the amounts due by such date. The Company is currently in discussions with Greyrock to extend the repayment date of the Greyrock Line of Credit, however, there is no assurance that the extension will be obtained or, if obtained, that the extension will give the Company sufficient time to obtain replacement financing to repay Greyrock. If satisfactory extension and/or additional funds are not obtained, the Company will experience severe liquidity problems. If the Greyrock Line of Credit is not repaid, Greyrock has the ability to foreclose on the Greyrock Line of Credit. This matter raises substantial doubt as to the Company's ability to continue as a going concern. See Note A of Notes to Consolidated Financial Statements -- "Current Financial Condition."

          In addition to the need for capital to repay Greyrock, the Company will require substantial additional working capital during fiscal 1999 to fund operations and to repay the BT promissory note and the $9.5 million loan from WCAS of which $5 million is due in fiscal 1999. Management believes that the Company will continue to experience operating losses and negative cash flow in fiscal 1999. Because the Company does not have availability to borrow additional amounts pursuant to the Greyrock Line of Credit, management anticipates that the only potential source of additional working capital available to the Company will be from WCAS, the Company's largest stockholder. There is no assurance, however, that the Company will attain results that WCAS will regard as sufficient to support the infusion of additional capital.

          In addition to the fact that the Company has limited access or no access to additional working capital, the Company has limited ability to obtain working capital from the operations of its Cerplex SAS subsidiary. The ability to obtain working capital from Cerplex SAS is limited due to the internal capital needs of Cerplex SAS and due to restrictions placed on Cerplex SAS in connection with the Company's acquisition of Cerplex SAS from Rank Xerox in 1996. Under the terms of the acquisition, future payments are owed to Rank Xerox and the Company therefore agreed to certain financial covenants over a four-year period that limit the amount of dividends and other payments Cerplex SAS can make to the Company, and impose certain other financial restrictions on the Company and Cerplex SAS. Accordingly, of the Company's consolidated cash of $6.5 million at December 31, 1998, the cash of Cerplex SAS of $4.6 million is generally not available to the Company for financing operations outside of Cerplex SAS.

          The Company is highly leveraged, and has significant debt repayment obligations and preferred stock redemption obligations. As of January 31, 1999, the Company had approximately $84.8 million principal amount of indebtedness outstanding, which consisted of: (i) $45.0 million indebtedness under the Greyrock Line of Credit; (ii) $16.0 million indebtedness under the Company's
10% Senior Subordinated Notes; (iii) $10.5 million indebtedness under the Company's 7 3/4% Convertible Subordinated Debentures; (iv) $9.5 million combined indebtedness under three loans from WCAS; (v) $3.1 million indebtedness under a promissory note to BT; and (vi) $0.7 million of other indebtedness consisting primarily of equipment leases. In addition, the Company also had as of December 31, 1998, $21.55 million outstanding (par value only) of its mandatorily redeemable 7% Convertible Preferred Stock. Set forth below is a summary of the terms of such indebtedness, as well as redemption and other obligations of the Company's outstanding preferred stock.

          Greyrock Line of Credit

          The Greyrock Line of Credit consists of a $36.0 million term loan, and a revolving line of credit with available borrowings of up to $10.0 million depending on certain financial conditions of the Company. As of January 31, 1999, the entire balance of the $36.0 million term loan was outstanding and $9.0 million of the revolving line of credit was outstanding. WCAS has guaranteed the repayment of $25.0 million of the principal amount owing by the Company at any time under the Greyrock Line of

Credit. The amount available under the Greyrock Line of Credit is based on the Company's eligible receivables and inventory. Currently, no additional borrowings are available. The Greyrock Line of Credit is secured by all of the Company's assets, including the Company's interest in its wholly-owned subsidiary in the United Kingdom and 65% of the Company's interest in the Company's wholly-owned subsidiary in France. The outstanding balance of the Greyrock Line of Credit bears interest each month at the highest London Interbank Offered Rate (LIBOR) in effect during such month, plus 4.875%per annum on the line of credit and 4.50% per annum on the term loan, provided that the interest rate in effect in each month shall not be less than 9% per annum, and provided that the interest charged for each month is a minimum of $25,000, regardless of the amount of the outstanding principal balance. This line also prohibits the Company from paying out cash dividends.

          10% Series A and Series B Senior Subordinated Notes.

          As of January 31, 1999, there was approximately $16.0 million principal amount outstanding of the Company's 10% Senior Subordinated Notes, issued in two series, Series A and Series B. Almost the entire amount of the $16.0 million principal of such notes consists of Series A notes sold to WCAS, and the balance of the principal amount consists of Series B notes sold to certain public stockholders. The terms of the Series A and Series B notes, as described herein, are substantially similar. The 10% Senior Subordinated Notes are subordinate in right of payment to all bank debt and other senior indebtedness of Cerplex but rank senior to all outstanding subordinated indebtedness. The 10% Senior Subordinated Notes are general, unsecured obligations of the Company and bear interest at 10% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year, beginning on June 30, 1998. During the quarter the Company and WCAS agreed to modify the terms of the Series A 10% Senior subordinated debentures to increase the principal amount by the amount of accrued but unpaid interest as of both June 30, 1998 and December 31, 1998 ($244 and $743 respectively). The 10% Senior Subordinated Notes mature in three equal annual installments commencing on December 31, 2002. The 10% Senior Subordinated Notes may be prepaid at any time at the option of the Company in whole or in part, upon not less than 20 or more than 60 days' notice at the unpaid principal amount thereof plus accrued and unpaid interest.

          7 3/4% Convertible Subordinated Debentures.

          As of January 31, 1999, there was approximately $10.5 million principal amount outstanding of the Company's 7 3/4% Convertible Subordinated Debentures (the "Debentures"). The Debentures mature April 15, 2001 and are convertible into Common Stock of the Company at a conversion price, subject to adjustment in certain instances, of approximately $116.60 per share, and are redeemable at the option of the Company at face value plus accrued interest thereon. The Company is required to make partial sinking fund payments of approximately $117,000 and $2,516,000 in 1999 and 2000, respectively, on the Debentures. The Debentures bear interest at 7 3/4% payable on April 14 and October 14 of each year through maturity.

          10% Short Term WCAS Notes.

          As of January 31, 1999, there was $9.5 million aggregate principal amount outstanding under three promissory notes to WCAS evidencing recent loans by WCAS to the Company. The notes were issued on September 30, 1998, December 9, 1998, and January 26, 1999 in the respective principal amounts of $5.0 million, $2.5 million and $2.0 million. The principal amount of each note must be repaid in full on the one year anniversary of its issue date ($5.0 million is due September 30, 1999, $2.5 million is due December 9, 1999 and $2.0 million is due January 26, 1999). The notes are general, unsecured obligations of the Company and bear interest at 10% per annum, payable in arrears in cash on March 30, 1999 with the balance at maturity.

    Secured Note Payable to BT.

          As of January 31, 1999, there was $3.1 million principal amount outstanding under a promissory note to BT (the "BT Note"). In July 1994, Old Cerplex purchased the operating assets of BT Repair Services for cash and assumed the BT Note in an original principal amount of pound sterling 2.5 million. The BT Note is a non-interest bearing note, secured by the land and building purchased from BT. The BT Note is payable at the earlier of the point when orders from the customers of the business purchased by the Company from BT reach a cumulative 78.0 million pounds (approximately $122.0 million as of December 31,1998) or May of 1999. As of December 31, 1998, required sales volumes had not yet been met. Management currently estimates that sales volumes will not be high enough to require repayment of the BT Note before the outside maturity date in May of 1999.

    Other Debt.

          As of January 31, 1999, there was $0.7 million principal amount of other debt outstanding, consisting primarily of secured equipment financing and capital lease obligations with interest rates ranging from 8.9% to pound sterling 12.9%, due in monthly installments through 1999.

    7% Senior Cumulative Convertible Preferred Stock.

          As of January 31, 1999, there was $21.55 million amount outstanding (excluding accrued dividends) of the Company's 7% Convertible Preferred Stock (215,500 shares at $100 per share). Holders of the 7% Convertible Preferred Stock are entitled to receive dividends of $7.00 per share per annum (or 7% of the face amount), payable when and as declared by the Company's Board of Directors. Unpaid dividends are cumulative and accrue. Accrued but unpaid dividends do not bear interest. The 7% Convertible Preferred Stock must be redeemed by the Company in equal installments on each of December 31, 2006 and 2007. In addition, the 7% Convertible Preferred Stock is redeemable at the option of the holders thereof upon a change of control of the Company, which includes the sale of 50% or more of the voting power of all outstanding shares of the Company to a party other than WCAS. In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of the 7% Convertible Preferred Stock are entitled to receive a liquidation preference in the amount of $100 per share of the 7% Convertible Preferred Stock, plus accrued and unpaid dividends thereon, prior and in preference to any distribution to holders of any class of capital stock of the Company junior to such 7% Convertible Preferred Stock. The 7% Convertible Preferred Stock is convertible in whole or in part at the option of the holders thereof. Each share of 7% Convertible Preferred Stock is convertible into 40 shares of the Company's Common Stock upon payment of the conversion price of $2.50 (subject to anti-dilution adjustment under certain circumstances).


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

OUTLOOK AND UNCERTAINTIES

     The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: the matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; and (iii) the Company's business growth strategies. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the following:

     Inability to Repay Greyrock Line of Credit; Threat to Status as a Going Concern. As of January 31, 1999, the Company has outstanding $36.0 million in term debt and $9.0 million in revolving debt under the Greyrock Line of Credit. No additional borrowings are available under the Greyrock Line of Credit. WCAS has guaranteed the repayment of $25.0 million of the principal amount owing by the Company at any time under the Greyrock Line of Credit. All amounts owing under the Greyrock Line of credit are due to be repaid by April 30, 1999. The Company's cash flow from operations is anticipated to be insufficient to repay the amounts due on the Greyrock Line of Credit by April 30, 1999. If the Company does not repay the loan, Greyrock has the ability to foreclose on the loan. The Company is currently in discussions with Greyrock to extend the repayment date, however, here is no assurance that the extension will be obtained, or, if obtained, that the extension will give the Company sufficient time to obtain replacement financing to repay Greyrock. If additional funds are not obtained, the Company will experience severe liquidity problems. This matter raises substantial doubt about the Company's ability to continue as a going concern. See Note A to the Unaudited Consolidated Financial Statements -- "Current Financial Condition."

     High Degree of Leverage; Future Capital Requirements. As of January 31,1999, the Company has approximately $84.8 million principal amount of indebtedness outstanding, which consisted of: (i) $45.0 million indebtedness under the Greyrock Line of Credit; (ii) $26.5 combined indebtedness under the Company's 10% Senior Subordinated Notes and 7 3/4% Convertible Subordinated Debentures; (iii) $9.5 million combined indebtedness under three loans from WCAS; (iv) $3.1 million indebtedness under a promissory note to BT; and (v) $0.7 million of other indebtedness consisting primarily of equipment leases. In addition, the Company also has as of January 31, 1999, $21.55 million outstanding (excluding accrued dividends) of its mandatorily redeemable 7% Convertible Preferred Stock. The payment terms of the debt and preferred stock are described in Item 2 of this report under, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." It is anticipated that the Company's cash from operations will not be sufficient to enable it to meet its debt service and preferred stock redemption requirements, and the Company will be required to obtain additional funds through equity or debt financings in order not to default on its debt. In many cases, if the Company defaults on a particular debt, the default will cause other debts of the Company to be in default and come due early. The degree to which the Company is leveraged could adversely affect its ability to obtain additional financing and could make it more vulnerable to economic downturns and competitive pressures. The terms of any equity financings have in the past been, and may in the future be, dilutive to the Company's stockholders, and the terms of any debt financings are likely to contain restrictive covenants which limit the Company's ability to pursue certain courses of action. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company will experience severe liquidity problems. This matter raises substantial doubt about the Company's ability to continue as a going concern.

     Losses and Accumulated Deficit. For the quarter ended December 31, 1998, the Company reported a net loss of $7.3 million and an operating loss of $5.8 million. As of December 31, 1998, the Company has a stockholders' deficit of $62.0 million. The Company is expecting to experience losses for the foreseeable future, and will require additional funding and financial support. Continued losses and/or the failure to obtain such additional funding and financial support could materially and adversely affect the business and financial condition of the Company and the value of, and the market for, the Company's equity and debt securities.

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

     Dependence on Key Customers. For the quarter ended December 31, 1998, Rank Xerox and BT accounted for approximately 2% and 14% of the Company's revenues, respectively. These revenues were almost entirely attributable to the business of Old Cerplex. There can be no assurance that such customers will not terminate any or all of their arrangements with the Company, significantly change, reduce or delay the amount of services ordered from the Company, or significantly change the terms upon which the Company and these customers do business. Any such termination, change, reduction, or delay could have a material adverse effect on the Company's business. It is anticipated that the Company's contract with Rank Xerox will be phased out by June 2000. In addition, unit volumes from BT have been declining and are expected to continue to decline due to, among other things, product evolution. The future success of the Company's European operations is dependent upon replacing these declining volumes with new revenue from either these or new customers.

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

     Reliance on International Sales. For the quarter ended December 31, 1998, approximately 52% of the Company's sales were outside of North America. There can be no assurance that the Company will continue to be able to successfully market, sell, and deliver its products and services in these markets. Moreover, it is anticipated that the Company's contract with Rank Xerox, which accounted for approximately 2% of the Company's revenues for the quarter, will be phased out by June 2000. In addition to the uncertainty as to the Company's ability to maintain or expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, severance and other costs associated with work force reductions, fluctuations in currency exchange rates, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

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

     Risks Associated with Intangible Assets. As of December 31, 1998, approximately $35.6 million of the Company's total assets consisted of intangible assets. The intangible assets consist primarily of goodwill resulting from the Merger with Old Cerplex. The goodwill must be amortized over a number of years and deducted from the Company's earnings, even though the goodwill may not generate earnings to offset such deduction. There can be no assurance that the value of the Company's intangible assets will ever be realized by the Company, particularly in any sale or liquidation of the Company. However, management continues to monitor goodwill in accordance with the provisions of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of." Any significant decrease in the value of such intangible assets or increase in the rate of amortization thereof would adversely affect the Company's financial condition and results of operations.

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

                             THE CERPLEX GROUP, INC.





                                     PART II

                                OTHER INFORMATION

                             THE CERPLEX GROUP, INC.

ITEM 1.    LEGAL PROCEEDINGS

           Inapplicable.

ITEM 2.    CHANGES IN SECURITIES

           On November 19, 1998, the Company effected the One-for-Ten Reverse Split whereby every ten shares of the Company's Common Stock were converted into one share of the Company's Common Stock. In connection with such stock split, the $100 principal amount of each share of outstanding 7% Convertible Preferred Stock became convertible, at the option of the holder thereof, into 40 shares of the Company's Common Stock.

           November 19, 1998 44,000 shares of Series A Convertible Preferred Stock were converted into 249,233 shares of Common Stock. No shares of Series A Convertible Preferred Stock remain outstanding.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Inapplicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At a Special Meeting of Stockholders on October 5, 1998, holders of a majority of the capital stock of the Company entitled to vote approved the following matters:

           1. The amendment of the Company's Certificate of Incorporation to effect the One-for-Ten Reverse Split whereby every ten shares of the Company's Common Stock were converted into one share of the Company's Common Stock;

           2. The adoption of the Company's 1998 Stock Option and Restricted Stock Purchase Plan, which provides for the grant to employees, directors, and consultants of the Company of options and awards to purchase up to 2,835,500 shares (post-reverse split) of the Company's Common Stock; and

           3. The approval of KPMG LLP as the Company's independent public accountants and auditors.

                                                         [Post Revere Split]
                                                Affirmative    Negative     Votes
                                                   Votes         Votes    Withheld
                                                -----------    --------   --------
           a. Amendment of the Certificate of
              Incorporation to effect reverse
              stock split                       11,987,358     4,991        83

           b. Adoption of 1998 Stock Option
              and Restated Stock Purchase
              Plan                              11,985,136     6,805       492

           c. Certification of KPMG LLP as
              the Company's Independent
              Accountants                       11,989,329     2,934       169

ITEM 5.    OTHER INFORMATION

           Inapplicable.

TEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits


 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBITS
 -------                      -----------------------
  3.1.1    The Restated Certificate of Incorporation of the Company, as amended
           (incorporated by reference from Exhibit 3.1 to the Company's
           Transition Report on Form 10-K for the transition period from
           December 31, 1991 to September 30, 1992).
  3.1.2    The Certificate of Amendment to the Restated Certificate of
           Incorporation of the Company, filed on April 28, 1998 (incorporated by reference from Exhibit 4.1.1 of the Company's Post-Effective
           Amendment No. 2 to the Company's Registration Statement on Form S-3,
           filed on May 13, 1998 (Registration No. 333-47973)).
  3.1.3    The Certificate of Amendment to the Restated Certificate of
           Incorporation of the Company, filed on April 30, 1998 (incorporated by reference from Exhibit 4.1.2 of the Company's Post-Effective
           Amendment No. 2 to the Company's Registration Statement on Form S-3,
           filed on May 13, 1998 (Registration No. 333-47973)).
  3.1.4    Certificate of Amendment to Certificate of Incorporation of the
           Company filed on October 6, 1998 (incorporated by reference from
           Exhibit 3.1.4 of the Company's Annual Report on Form 10-K for the
           fiscal year ended September 30, 1998 and filed on January 12, 1999).
  3.2.1    Bylaws of the Company, as amended (incorporated by reference from
           Exhibit 4.2 of the Company's Registration Statement on Form S-8
           (Registration No. 33-79426)).
  3.2.2    Resolutions adopted by the Board of Directors on April 30, 1998, amending the Bylaws of the Company (incorporated by reference from
           Exhibit 4.2.1 of the Company's Post-Effective Amendment No. 2 to the
           Company's Registration Statement on Form S-3, filed on May 13, 1998
           (Registration No. 333-47973)).
  4.1      Certificate of Designations, Preferences and Rights of Convertible
           Preferred Stock filed on November 19, 1998 eliminating the Series B,
           C and D Convertible Preferred Stock (incorporated by reference from
           Exhibit 4.18 of the Company's Annual Report on Form 10-K for the
           fiscal year ended September 30, 1998 and filed on January 12, 1999).
  4.2      Certificate of Elimination of Convertible Preferred Stock filed on
           December 15, 1998 (incorporated by reference from Exhibit 4.19 of the
           Company's Annual Report on Form 10-K for the fiscal year ended
           September 30, 1998 and filed on January 12, 1999).
 10.1      10% Senior Subordinated Note for $5,000,000, due September 30, 1999,
           between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc.
           as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee
           (incorporated by reference from Exhibit 10.3 of the Company's Annual
           Report on Form 10-K for the fiscal year ended September 30, 1998 and filed on January 12, 1999).
 10.2      10% Senior Subordinated Note for $2,500,000, due December 9, 1999,
           between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc.
           as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee
           (incorporated by reference from Exhibit 10.4 of the Company's Annual
           Report on Form 10-K for the fiscal year ended September 30, 1998 and filed on January 12, 1999).
*10.3      10% Senior Subordinated Note for $2,000,000, due January 26, 2000,
           between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc.
           as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.
*11        Computation of Per Share Earnings.
*27        Financial Data Schedule - Article 5 of Regulation S-X.

---------
* Filed herewith.


           (b) Reports on Form 8-K

               None

                             THE CERPLEX GROUP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 1999

                                        THE CERPLEX GROUP, INC.


                                        /s/  Steven L. Korby
                                        ----------------------------------------
                                        Steven L. Korby
                                        Executive Vice President of Finance
                                        and Chief Financial Officer
                                        (Principal Financial Officer)

                                        /s/  Anthony E. Palumbo
                                        ----------------------------------------
                                        Anthony E. Palumbo
                                        Corporate Controller
                                         (Controller)

                             THE CERPLEX GROUP, INC.

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBITS
 -------                      -----------------------
  3.1.1    The Restated Certificate of Incorporation of the Company, as amended
           (incorporated by reference from Exhibit 3.1 to the Company's
           Transition Report on Form 10-K for the transition period from
           December 31, 1991 to September 30, 1992).
  3.1.2    The Certificate of Amendment to the Restated Certificate of
           Incorporation of the Company, filed on April 28, 1998 (incorporated by reference from Exhibit 4.1.1 of the Company's Post-Effective
           Amendment No. 2 to the Company's Registration Statement on Form S-3,
           filed on May 13, 1998 (Registration No. 333-47973)).
  3.1.3    The Certificate of Amendment to the Restated Certificate of
           Incorporation of the Company, filed on April 30, 1998 (incorporated by reference from Exhibit 4.1.2 of the Company's Post-Effective
           Amendment No. 2 to the Company's Registration Statement on Form S-3,
           filed on May 13, 1998 (Registration No. 333-47973)).
  3.1.4    Certificate of Amendment to Certificate of Incorporation of the
           Company filed on October 6, 1998 (incorporated by reference from
           Exhibit 3.1.4 of the Company's Annual Report on Form 10-K for the
           fiscal year ended September 30, 1998 and filed on January 12, 1999).
  3.2.1    Bylaws of the Company, as amended (incorporated by reference from
           Exhibit 4.2 of the Company's Registration Statement on Form S-8
           (Registration No. 33-79426)).
  3.2.2    Resolutions adopted by the Board of Directors on April 30, 1998, amending the Bylaws of the Company (incorporated by reference from
           Exhibit 4.2.1 of the Company's Post-Effective Amendment No. 2 to the
           Company's Registration Statement on Form S-3, filed on May 13, 1998
           (Registration No. 333-47973)).
  4.1      Certificate of Designations, Preferences and Rights of Convertible
           Preferred Stock filed on November 19, 1998 eliminating the Series B,
           C and D Convertible Preferred Stock (incorporated by reference from
           Exhibit 4.18 of the Company's Annual Report on Form 10-K for the
           fiscal year ended September 30, 1998 and filed on January 12, 1999).
  4.2      Certificate of Elimination of Convertible Preferred Stock filed on
           December 15, 1998 (incorporated by reference from Exhibit 4.19 of the
           Company's Annual Report on Form 10-K for the fiscal year ended
           September 30, 1998 and filed on January 12, 1999).
 10.1      10% Senior Subordinated Note for $5,000,000, due September 30, 1999,
           between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc.
           as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee
           (incorporated by reference from Exhibit 10.3 of the Company's Annual
           Report on Form 10-K for the fiscal year ended September 30, 1998 and filed on January 12, 1999).
 10.2      10% Senior Subordinated Note for $2,500,000, due December 9, 1999,
           between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc.
           as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee
           (incorporated by reference from Exhibit 10.4 of the Company's Annual
           Report on Form 10-K for the fiscal year ended September 30, 1998 and filed on January 12, 1999).
*10.3      10% Senior Subordinated Note for $2,000,000, due January 26, 2000,
           between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc.
           as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.
*11        Computation of Per Share Earnings.
*27        Financial Data Schedule - Article 5 of Regulation S-X.

---------
* Filed herewith.