Form 10-Q
period 1999-03-31
CERPLEX GROUP INC/DE
filed 1999-05-17
CIK 319237

================================================================================


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


             111 PACIFICA AVENUE SUITE 300,IRVINE, CALIFORNIA 92618
--------------------------------------------------------------------------------
               (Address of principal executive office.) (Zip Code)

                                 (949) 754-5300
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of May 14, 1999:

     TITLE OF EACH CLASS OF COMMON STOCK                   NUMBER OUTSTANDING
     -----------------------------------                   ------------------
        Common Stock, $0.03 par value                       7,367,518 shares


================================================================================

                             THE CERPLEX GROUP, INC.

                                TABLE OF CONTENTS

                                                                                                                              PAGE
PART I.        FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of  March 31, 1999 and September 30, 1998                                      4

                  Consolidated  Statements of  Operations  for the Three Months and the Six Months Ended March 31, 1999 and     5
                  March  28, 1998

                  Consolidated Statements of Cash Flows for the Six Months Ended March 31, 1999 and March  31, 1998             6

                  Notes to Unaudited Consolidated Financial Statements                                                          7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                        11

Item 3.

PART II.       OTHER INFORMATION                                                                                               19

Signatures                                                                                                                     22

Index to Exhibits                                                                                                              23

                             THE CERPLEX GROUP, INC.

                                     PART I

                              FINANCIAL INFORMATION

                             THE CERPLEX GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                              MARCH 31,       SEPTEMBER 30,
                                                                                1999             1998
                                                                          ---------------- ---------------

                                                  ASSETS

      Current assets:
          Cash and cash equivalents                                          $    3,673        $  14,196
          Accounts Receivable, less allowance for doubtful accounts
            of $1,882 ($2,511 in September, 1998)                                13,970           12,416
          Inventories                                                             7,787            6,626
          Other current assets                                                    1,896            4,628
                                                                             ----------        ---------
      Total current assets                                                       27,326           37,866

      Goodwill                                                                   33,120           37,202
      Property, plant and equipment, net                                         23,740           25,021
      Intangible and other assets                                                   395              452
                                                                             ----------        ---------
                                                                             $   84,581        $ 100,541
                                                                             ==========        =========


                                   LIABILITIES AND STOCKHOLDERS' DEFICIT


      Current liabilities:
          Current portion of long-term debt                                  $   61,083        $  53,886
          Accounts payable                                                        9,891            9,903
          Accrued expenses                                                       10,728           14,165
          Accrued interest expense                                                1,133            1,424
          Current portion of reserve for discontinued operations                    800              154
          Income taxes payable                                                    1,267            1,271
          Other current liabilities                                               7,866           12,478
                                                                             ----------        ---------
      Total current liabilities                                                  92,768           93,281

      Long-term debt                                                             26,577           25,782
      Reserve for discontinued operations                                           791            1,822
      Other long-term liabilities                                                 4,714            4,714

      Commitments and contingencies

      Redeemable convertible preferred stock, 216 shares issued (260 issued
        at September 1998)                                                       29,734           34,150

      Stockholders' deficit:
          Preferred stock, 1,000 shares authorized, none issued                      --               --
          Common stock 75,000 shares authorized, 7,850 shares issued
            (7,601 issued at September, 1998)                                     2,270            2,262
          Additional paid-in capital                                            121,605          116,400
          Treasury stock, at cost,  483 shares                                  (16,675)         (16,675)
          Accumulated deficit                                                  (177,203)        (161,232)
          Cumulative translation adjustment                                           0               37
                                                                             ----------        ---------
      Total stockholders' deficit                                               (70,003)         (59,208)
                                                                             ----------        ---------

                                                                             $   84,581        $ 100,541
                                                                             ==========        =========

   The accompanying notes are an integral part of these financial statements.

                             THE CERPLEX GROUP, INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                            THREE MONTHS ENDED                          SIX  MONTHS ENDED
                                                     -------------------------------            ---------------------------------
                                                     MARCH  31,           MARCH 31,              MARCH 31,             MARCH 31,
                                                        1999                1998                   1999                   1998
                                                    ------------      --------------            -----------           -----------
Net revenues (loss)                                   $24,024             $ 8,871                $53,513                $17,194
Cost of sales                                          24,676               9,114                 52,492                 16,162
                                                      -------             -------                 ------                 ------
        Gross profit (loss)                              (652)               (243)                 1,021                  1,032

Selling, general and administrative expenses            5,738               5,549                 11,026                 10,671
Amortization of intangible assets                       2,158                  25                  4,308                     50
                                                      -------             -------                -------                -------
        Operating loss                                 (8,548)             (5,817)               (14,313)                (9,689)

Interest expense                                       (2,019)             (1,159)                (4,138)                (2,195)
Other income (expense), net                             2,812              (1,954)                 3,292                 (2,048)
                                                      -------             -------                -------                -------
    Loss before provision for
       income taxes                                    (7,755)             (8,930)               (15,159)               (13,932)
Provision for income taxes                                149                  --                     15                     --
                                                      -------             -------                -------                -------
               Net loss                               $(7,904)            $(8,930)              $(15,174)               (13,932)
                                                      =======             =======               ========                =======

Dividends on redeemable convertible preferred stock      (378)               (823)                  (797)                (1,634)
                                                      -------             -------                -------                -------
Net loss applicable to common stockholders            $(8,282)            $(9,753)              $(15,971)               (15,566)
                                                      ========            =======               ========                =======

Basic and diluted loss per common share               $ (1.15)            $ (1.42)              $  (2.21)                 (2.27)
                                                      =======             =======               ========                =======

Weighted average number of common shares
outstanding                                             7,232               6,848                  7,232                  6,848
                                                      =======             =======               ========                =======


   The accompanying notes are an integral part of these financial statements.

                             THE CERPLEX GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                      SIX MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 1999    MARCH 31,1998
                                                              --------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(15,174)        $(13,932)
   Adjustments  to  reconcile  net loss to net cash
     used by operating activities.
        Depreciation and amortization                               6,073            1,714
        Non-cash interest expense                                      --            1,456
        Loss on disposition of assets                                  32              112
        Foreign Currency Translation                                  103              --
        Changes in assets and liabilities:
           Assets                                                      17             (955)
           Liabilities                                             (7,370)          (2,329)
                                                                 --------         --------
    Net cash flows used by operating activities:                  (16,319)         (13,934)


CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property, plant and equipment                     (685)             (97)
    Increase in other assets                                                           472
                                                                 --------         --------
    Net cash flows used by investing activities                      (685)             375
                                                                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debt                                                   --             (446)
    Sale of redeemable convertible preferred shares                    --            4,500
    Proceeds from promissory note                                   7,500               --
    Payment on capital leases                                        (100)              --
    Changes in borrowings under line of credit                       (919)          12,218
                                                                 --------         --------
Net cash flows from financing activities                            6,481           16,272
                                                                 --------         --------
Net change in cash and cash equivalents                           (10,523)           2,713
Cash and cash equivalents at beginning of period                   14,196              323
                                                                 --------         --------
Cash and cash equivalents at end of period                       $  3,673         $  3,036
                                                                 ========         ========

   The accompanying notes are an integral part of these financial statements.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. CURRENT FINANCIAL CONDITION

During the three and six months ended March 31, 1999 and the year ended September 30, 1998, the Company experienced recurring operating losses. As a result of these losses, at March 31, 1999 the Company had a deficit of $70.0 million in stockholders' equity and negative working capital of $66.2 million. In addition, the Company has relied upon the financial support of its largest stockholder, an investment fund managed by the investment firm of Welsh, Carson, Anderson & Stowe ("WCAS") for additional capital and to maintain its existing senior bank credit facilities. At March 31, 1999, the Company has approximately $45.4 million in principal amount outstanding under its bank term debt and line of credit (the "Greyrock Line of Credit"). The original maturity of the Greyrock Line of Credit of April 30, 1999 was extended to May 21, 1999. The Company is currently in discussions with its lender to extend the repayment date. Furthermore, as of March 31, 1999, the Company had $12.5 million and $2.9 million outstanding related to its promissory notes to its largest stockholder and a secured note payable to one of its customers, respectively. Of this $15.4 million, $7.9 million matures in fiscal 1999. The balance matures in fiscal 2000. Also, the Company has $15.6 million and $10.4 million related to a 10% Senior Subordinated Debt Series A and 7-3/4% Debentures outstanding. Though the Company intends to make efforts to increase revenues and decrease expenses to improve operations and defer the maturity of the current portion of long term debt, the Company's losses are expected to continue for the foreseeable future and the Company will require additional funding and financial support from its largest stockholder or another third party. There can be no assurance that such additional funding and financial support will be available on acceptable terms, or that such funds, if available, would enable the Company to continue operating, or that the Company will be successful in increasing revenues. In addition, there can be no assurance that the Company will be successful in extending the repayment date of the Greyrock Line of Credit. These matters raise substantial doubt about the Company's ability to continue as a going concern.

NOTE B. BASIS OF PRESENTATION

The accounting policies followed by the Company are set forth in Note B "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements included in the 1998 Annual Report on Form 10-K for The Cerplex Group, Inc.

In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the 1998 Annual Report on Form 10-K for the Cerplex Group, Inc..

NOTE C. EARNINGS PER SHARE OF COMMON STOCK

Basic earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding after adding to loss from operations cumulative dividends to holders of the Company's redeemable convertible preferred stock.

Diluted earnings per share is computed by dividing net loss available to common stockholders by the sum of the weighted average number of common shares outstanding and dilutive stock options. For all periods presented, common stock equivalents (stock options) were excluded from the diluted calculations as they were considered to be anti-dilutive.

The Company's 7% Senior Cumulative Convertible Preferred Stock, 10% Series A Senior Subordinated Notes due December 31, 2002, 2003, and 2004, 10% Series B Senior Subordinated Debentures due December 31, 2004, were not common stock equivalents at the time of issuance and are therefore not included in the calculation of diluted earnings per share.

NOTE D  COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and disclosure of comprehensive income and its components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires classification of financial statements for earlier periods to be provided for comparative purposes. The Company has presented the information required by SFAS No. 130 as follows:


                                             For the Three Months Ended         For the Six Months Ended
                                                     March 31,                         March 31,
                                                     ---------                         ---------
                                               1998             1999            1998                1999
                                               ----             ----            ----                ----
               Net (loss)                     (8,930)          (7,904)          (15,566)            (15,970)
               Change in cumulative               --             (140)               --                (140)
               translation adjustments
                                              ------           ------           -------             -------
               Comprehensive (loss)           (8,930)          (7,764)          (15,566)             16,110
                                              ======           ======           =======             =======


Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of cumulative translation adjustments.

NOTE F. INVENTORIES

    Inventories consisted of the following:

                                          MARCH 31,       DECEMBER 31,
                                            1999             1998
                                          ---------       ------------
                                              (IN THOUSANDS)

Spare and repair parts                    $  7,186         $ 6,649
Work in process                                 90             146
Finished goods and purchased product           511             167
                                          --------         -------
        Total inventories                 $  7,787         $ 6,962
                                          --------         -------


NOTE G.  CAPITALIZATION

    On October 5, 1998, a majority of the outstanding capital stock of the Company entitled to vote, voted at a Special Meeting of Stockholders to effect a one-for-ten reverse stock split (the "One-for-Ten Reverse Split"), in which each ten shares of the Company's Common Stock were converted into one share of the Company's Common Stock. Stockholders who would have received fractional shares of Common Stock as a result of the One-for-Ten Reverse Split, were paid, in lieu of receiving fractional shares, cash in an amount equal to $0.104 per share. Unless otherwise stated, figures as to the number of shares outstanding, earnings per share, exercise price to convert the 7% Convertible Preferred Stock and other per share figures included herein, reflect the One-for-Ten Reverse Split. Immediately following the One-for-Ten Reverse Split, the outstanding capital stock of the Company consisted of 215,500 shares of 7% Convertible Preferred Stock, 44,000 shares of Series A Convertible Preferred Stock and 7,118,285 shares of Common Stock. Subsequent to the One-for-Ten Reverse Split, on November 19, 1998, 249,233 shares of the Company's Common Stock were issued as a result of the conversion of 44,000 shares of Preferred Stock of the Company that had been issued to WCAS and other stockholders prior to the Merger. A majority of such Preferred Stock was held by WCAS. As a majority holder of such Preferred Stock, WCAS elected to cause all of the shares of such Preferred Stock to be converted to the Common Stock of the Company. As of March 31, 1999, there were 7,375,716 shares of the Company's Common Stock outstanding.

NOTE  H. DEBT

    The Company has borrowed the following amounts from WCAS, under a series of 10% unsecured promissory notes due one year from the date of the borrowing (the "WCAS Notes").

    Date  of Borrowing                      Amount
    ------------------                      ------
    September 30, 1998                      $5.0 million
    December 9,1998                         $2.5 million
    January 27,1999                         $2.0 million
    February 26,1999                        $1.0 million
    March 25,1999                           $2.0 million
    April 21, 1999                          $2.0 million

Under the terms of the WCAS Notes issued in 1998, payment of certain interest amounts was due on March 31, 1999. As of May 10, 1999, approximately $380,000 of accrued interest due on March 31, 1999 remained unpaid. WCAS has agreed to waive the March 31, 1999 interest payment default and to defer such interest until maturity of the notes.

During the quarter ended December 31, 1998 the Company and WCAS agreed to modify the terms of the Series A 10% Senior subordinated debentures to increase the principal amount by the amount of accrued but unpaid interest as of December 31, 1998. Accordingly, the total principal outstanding is $15.6 million at March 31, 1999. All other terms remain the same.

NOTE I SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the six month period ended March 31, 1999, cash paid for interest and income taxes were $1,200,000 and $16,000 respectively.

Non-cash investing and financing activities for the six month period ended March 31, 1999 included the conversion of the redeemable convertible preferred stock into common stock of approximately $5,200, accretion of dividends on the redeemable convertible preferred stock of approximately $795 and conversion of accrued interest into notes payable of approximately $1,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company provides repair and logistics services, and spare parts sourcing and service management for manufacturers of computer, communications and electronic office equipment. In the computer marketplace, the Company primarily services display terminals, printed circuit boards, laptops, networking equipment and workstations. In the telecommunications marketplace, the Company primarily services switching systems, payphones, video conferencing products, multiplexers, mobile communications, transmission equipment, hubs and modems. In the office automation marketplace, the Company services printers, scanners, fax machines and high value products such as copiers, automatic teller machines
(ATMs) and other paper-handling equipment. The Company operates through its two principal subsidiaries, Cerplex, Inc. and Aurora Electronics Group, Inc., and their subsidiaries. Based in Irvine, California, the Company has locations across the United States, in France and in the United Kingdom

    The Company entered the computer and electronics industry in 1992, and has expanded its operations through the acquisition of companies that supply, refurbish and recycle electronic parts and equipment. The Company's most recent acquisition was completed on April 30, 1998, when the Company, then known as Aurora Electronics, Inc. acquired The Cerplex Group, Inc. ("Old Cerplex"). Prior to the Merger with Old Cerplex which is discussed in more detail below, the Company's business consisted primarily of two divisions, the Asset Recovery Services Division (the "ARS Division") and the Parts Services Supply Division (the "PSS Division"). The Merger was accounted for under the purchase method of accounting and, as such, the operations of Old Cerplex are not included in the Company's financial statements prior to April 30, 1998. The majority of the Company's revenues subsequent to April 30, 1998 are attributable to the repair operations of Old Cerplex acquired in the Merger. Due to this and the fact that the Company's ARS and PSS Divisions experienced declining revenues from fiscal 1997 to fiscal 1998, the Company's historical results, especially as they relate to the ARS and PSS Divisions, may not be indicative of future results.

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

    The primary factors affecting the Company's repair business include, but are not limited to, the pricing of the Company's services and the utilization of the Company's resources that constitute fixed costs. Pricing in the Company's industry is very competitive and price discounting could adversely affect the Company's operating results. In addition, the Company has made a significant investment in facilities, equipment and personnel. While the Company's facilities have the capability of generating significantly more repair services volume than current levels, the Company has, due to a variety of factors, experienced decreasing revenues which have resulted in significant operating losses. In particular, BT and Rank Xerox constituted Old Cerplex's and the Company's largest customers in the last fiscal year. Revenues from these customers have declined from fiscal 1997 through the second quarter of fiscal 1999 on a pro forma basis. It is anticipated that revenues from Rank Xerox will continue to decline in the future, and there can be no assurance that revenues from BT or other customers will not decline in the future. The failure of the Company to develop additional business from new and existing customers could have a material adverse effect on the Company's business.

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

    Net revenues for the second quarter of fiscal 1999 were $24.0 million, as compared to $8.9 million in net revenues for the corresponding quarter in the prior fiscal year. The Company's increase in revenues was due principally to the acquisition of Old Cerplex. This increase was partially offset by a the subsequent closing the Asset Recovery Division as well as the closure of PowerSource operation and an overall decline in the prices and volumes of computer repair parts.

    Gross loss for the first quarter of fiscal 1999 was $(0.7) million (2.7% of net revenues), as compared to a gross loss of $0.2 million (2.7% of net revenues) for the corresponding quarter in the prior fiscal year. The decrease in gross profit was due primarily to increase in revenues discussed above and related cost of sales.

    Selling, general and administrative expenses for the second quarter of fiscal 1999 were $5.7 million (23.9% of net revenues), as compared to $5.5 million (62.6% of net revenues) for the corresponding quarter in the prior fiscal year. The decrease as a percentage of revenues was due to the increase in revenues noted above. Amortization expense for the second quarter of fiscal 1999 was $2.2 million compared to $25,000 for the corresponding quarter in the prior fiscal year. The increase was due to the amortization of goodwill in connection with the merger of Aurora and Old Cerplex.

    Net interest expense for the second quarter of fiscal 1999 was $2.0 million, or 8.3% of revenues, as compared to $1.2 million, or 13.1% of revenues, for the corresponding quarter in the prior fiscal year. The increase in interest expense is due to higher loan balances on the Company's revolving credit facility and additional borrowings from the Company's major stockholder.

    Net loss applicable to common stockholders for the quarter was $8.3 million as compared to net loss of $9.8 million for the corresponding quarter in the prior fiscal year.


COMPARATIVE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

    Net revenues for the first half of fiscal 1999 were $53.5 million, as compared to $17.2 million in net revenues for the corresponding period in the prior fiscal year. The Company's increase in revenues was due principally to the acquisition of Old Cerplex offset by the subsequent closing of this segment of the Asset Recovery Division as well as the closure of PowerSource operation and an overall decline in the prices and volumes of computer repair parts.

    Gross profit for the first quarter of fiscal 1999 was $1.0 million (1.9% of net revenues), as compared to a gross profit of $1.0 million (6.0% of net revenues) for the corresponding period in the prior fiscal year. Gross profit was affected primarily by the acquisition of Old Cerplex. The decrease in margin percentages is primarily due to the lower historical margins of the Old Cerplex operations and the impact of declining revenues in the Southern California operations which generally have a higher margin.

    Selling, general and administrative expenses for the first half of fiscal 1999 were $11.0 million (20.6% of net revenues), as compared to $10.7 million (62.1% of net revenues) for the corresponding period in the prior fiscal year. The decrease as a percentage of revenues was due to the increase in revenues noted above. Amortization expense for the first half of fiscal 1999 was $4.3 million compared to $50,000 for the corresponding period in the prior fiscal year. The increase was due to the amortization of goodwill in connection with the merger of Aurora and Old Cerplex.

    Net interest expense for the first half of fiscal 1999 was $4.1 million, or 7.7% of revenues, as compared to $2.2 million, or 12.8% of revenues, for the corresponding period in the prior fiscal year. The increase in interest expense is due to higher loan balances on the Company's revolving credit facility and additional financing from the Company's major stockholder.

    Net loss applicable to common stockholders for the quarter was $16.0 million as compared to net loss of $15.6 million for the corresponding period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment and required debt principal and interest payments. The Company had a working capital deficit of $65.4 million as of March 31, 1999 as compared to a working capital deficit of $55.4 million as of September 30, 1998. See Note A of Notes to Unaudited Consolidated Financial Statements -- "Current Financial Condition."

    The Company's most immediate liquidity concern is its ability to repay its indebtedness under the Greyrock Line of Credit, which approximated $45.4 million in principal amount as of March 31, 1999. All amounts owing Greyrock are due to be repaid by May 21, 1999, and the Company's cash on hand and cash flow from operations are anticipated to be insufficient to repay the amounts due by such date. The Company is currently in discussions with Greyrock to extend the repayment date of the Greyrock Line of Credit, however, there is no assurance that the extension will be obtained or, if obtained, that the extension will give the Company sufficient time to obtain replacement financing to repay Greyrock. If satisfactory extension and/or additional funds are not obtained, the Company will continue to experience severe liquidity problems. If the Greyrock Line of Credit is not repaid, Greyrock has foreclosure rights under the Greyrock Line of Credit. This matter raises substantial doubt as to the Company's ability to continue as a going concern. See Note A of Notes to Unaudited Consolidated Financial Statements -- "Current Financial Condition."

    Unless otherwise extended, in addition to the need for capital to repay Greyrock, the Company will require substantial additional working capital during fiscal 1999 to fund operations and to repay the BT promissory note and the WCAS Notes of which $5 million is due in fiscal 1999. Management believes that the Company will continue to experience operating losses and negative cash flow in fiscal 1999. Because the Company does not have availability to borrow additional amounts pursuant to the Greyrock Line of Credit, management anticipates that the only potential source of additional working capital available to the Company will be from WCAS, the Company's largest stockholder. There is no assurance, however, that the Company will attain results that WCAS will regard as sufficient to support the infusion of additional capital.

    In addition to the fact that the Company has limited access to additional working capital, the Company has limited ability to obtain working capital from the operations of its Cerplex SAS subsidiary. The ability to obtain working capital from Cerplex SAS is limited due to the internal capital needs of Cerplex SAS and due to restrictions placed on Cerplex SAS in connection with the Company's acquisition of Cerplex SAS from Rank Xerox in 1996. Under the terms of the acquisition, future payments are owed to Rank Xerox and the Company therefore agreed to certain financial covenants over a four-year period that limit the amount of dividends and other payments Cerplex SAS can make to the Company, and impose certain other financial restrictions on the Company and Cerplex SAS. On March 30,1999 the Company paid interest to Cerplex SAS of $221,000. Accordingly, of the Company's consolidated cash of $3.7 million at March 31, 1999, the cash of Cerplex SAS of $3.2 million is generally not available to the Company for financing operations outside of Cerplex SAS.

    The Company is highly leveraged, and has significant debt repayment obligations and preferred stock redemption obligations. As of April 30, 1999, the Company had approximately $90 million principal amount of indebtedness outstanding, which consisted of: (i) $45.4 million indebtedness under the Greyrock Line of Credit; (ii) $16.0 million indebtedness under the Company's 10% Senior Subordinated Notes; (iii) $10.5 million indebtedness under the Company's 7 3/4% Convertible Subordinated Debentures; (iv) $14.5 million combined indebtedness under WCAS Notes; (v) $3.0 million indebtedness under a promissory note to BT; and (vi) $0.6 million of other indebtedness consisting primarily of equipment leases. In addition, the Company also had as of March 31, 1999, $21.55 million outstanding (excluding accrued dividends) of its mandatorily redeemable 7% Convertible Preferred Stock. Set forth below is a summary of the terms of such indebtedness, as well as redemption and other obligations of the Company's outstanding preferred stock.

    Greyrock Line of Credit

    The Greyrock Line of Credit consists of a $36.0 million term loan and a $10.0 million revolving line of credit. Borrowings under the revolver are limited by, among other things, the value of the Company's assets that have been pledged as collateral to support the facility. As of April 30, 1999, the entire balance of the $36.0 million term loan was outstanding and $9.4 million of the revolving line of credit was outstanding. Currently, no additional borrowings are available.

    The Greyrock Line of Credit is secured by all of the Company's assets, including the Company's interest in its wholly-owned subsidiary in the United Kingdom and 65% of the Company's interest in its wholly-owned subsidiary in France. Additionally, WCAS has guaranteed the repayment of $25 million of the principal amount owing at any time under the Greyrock Line of Credit.

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

    The Greyrock Line of Credit had an original maturity of April 30, 1999. As of April 30, 1999, the Company had obtained an extension of the maturity of the Greyrock Line of Credit to May 21, 1999. The Company is currently considering an amendment that would extend the maturity of the loans from May 21, 1999 to November 30, 2000. The proposed amendment would include a renewal and increase of the WCAS guarantee from $25.0 million to $39.0 million. The amendment would also provide for the release of all collateral associated with the Company's operations in the United Kingdom and France. The amendment proposed has not been agreed upon and there can be no assurance that an agreement will be reached or that the amendment will be completed before May 21, 1999.

    10% Series A and Series B Senior Subordinated Notes.

    As of April 30, 1999, there was approximately $15.6 million principal amount outstanding of the Company's 10% Senior Subordinated Notes, issued in two series, Series A and Series B. Almost the entire amount of the principal of such notes consists of Series A notes sold to WCAS, and the balance of the principal amount consists of Series B notes sold to certain public stockholders. The terms of the Series A and Series B notes, as described herein, are substantially similar. The 10% Senior Subordinated Notes are subordinate in right of payment to all bank debt and other senior indebtedness of Cerplex but rank senior to all outstanding subordinated indebtedness. The 10% Senior Subordinated Notes are general, unsecured obligations of the Company and bear interest at 10% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year, beginning on June 30, 1998. During the quarter the Company and WCAS agreed to modify the terms of the Series A 10% Senior subordinated debentures to increase the principal amount by the amount of accrued but unpaid interest as of both June 30, 1998 and December 31, 1998 ($244,000 and $743,000 respectively). The 10% Senior Subordinated Notes mature in three equal annual installments commencing on December 31, 2002. The 10% Senior Subordinated Notes may be prepaid at any time at the option of the Company in whole or in part, upon not less than 20 or more than 60 days' notice at the unpaid principal amount thereof plus accrued and unpaid interest.

    7 3/4% Convertible Subordinated Debentures.

    As of April 30, 1999, there was approximately $10.5 million principal amount outstanding of the Company's 7 3/4% Convertible Subordinated Debentures (the "Debentures"). The Debentures mature April 15, 2001 and are convertible into Common Stock of the Company at a conversion price, subject to adjustment in certain instances, of approximately $116.60 per share, and are redeemable at the option of the Company at face value plus accrued interest thereon. The Company was required to make a partial sinking fund payment of $117,000 during April 1999 and is required to make another partial sinking fund payment of approximately $2,516,000 in 2000 on the Debentures. The Debentures bear interest at 7 3/4% payable on April 14 and October 14 of each year through maturity.

    10% WCAS Notes.

    As of April 30, 1999, there was $14.5 million aggregate principal amount outstanding under the WCAS Notes evidencing recent loans by WCAS to the Company. The notes were issued on September 30, 1998, December 9, 1998, January 27, February 26, March 25 and April 21, 1999 in the respective principal amounts of $5.0 million, $2.5 million, $2.0 million, $1.0 million, $2.0 million and $2.0 million. The principal amount of each note must be repaid in full on the anniversary of its issue date. The notes are general, unsecured obligations of the Company and bear interest at 10% per annum, payable in arrears in cash approximately six months after issue, with the balance at maturity. As of May 10, 1999, approximately $380,000 in accrued interest due as of March 31, 1999 was still unpaid. The Company is in the process of negotiating an extension for this past due amount, but there can be no assurance that such extension will be granted by WCAS.


    Secured Note Payable to BT.


    In July, 1994, Old Cerplex purchased the operating assets of BT Repair Services for cash and a promissory note in the original principal amount of 2.5 million pounds sterling (the "BT Note"). The BT Note is non-interest bearing and is secured by a lien on land and buildings purchased from BT at that time. As of May 10, 1999, approximately $2.9 million principal amount was outstanding under the BT Note.

    The BT Note matures on the earlier of (i) May 31, 1999 or (ii) the date on which the cumulative revenues generated by the Company from the acquired BT Repair Services business exceeds 78.0 million pounds sterling. As of March 31, 1999, the cumulative revenue threshold had not been reached. Management believes that revenue generated by the Company prior to May 31, 1999 will not be sufficient to exceed the threshold.

    The Company is currently in discussions with BT to arrange an extension of the maturity of the BT Note. If arranged, the maturity date is expected to be extended for a one year. The note is expected to bear interest commencing on June 1, 1999 should the maturity be extended. There can be no assurance that both parties will agree on the terms of the BT Note extension.

    Other Debt.

    As of March 31, 1999, there was $0.6 million principal amount of other debt outstanding, consisting primarily of secured equipment financing and capital lease obligations with interest rates ranging from 8.9% to 12.9%, due in monthly installments through 1999.

    7% Senior Cumulative Convertible Preferred Stock.


    As of April 30, 1999, there was $21.55 million amount outstanding (excluding accrued dividends) of the Company's 7% Convertible Preferred Stock (215,500 shares at $100 per share). Holders of the 7% Convertible Preferred Stock are entitled to receive dividends of $7.00 per share per annum (or 7% of the face amount), payable when and as declared by the Company's Board of Directors. Unpaid dividends are cumulative and accrue. Accrued but unpaid dividends do not bear interest. The 7% Convertible Preferred Stock must be redeemed by the Company in equal installments on each of December 31, 2006 and 2007. In addition, the 7% Convertible Preferred Stock is redeemable at the option of the holders thereof upon a change of control of the Company, which includes the sale of 50% or more of the voting power of all outstanding shares of the Company to a party other than WCAS. In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of the 7% Convertible Preferred Stock are entitled to receive a liquidation preference in the amount of $100 per share of the 7% Convertible Preferred Stock, plus accrued and unpaid dividends thereon, prior and in preference to any distribution to holders of any class of capital stock of the Company junior to such 7% Convertible Preferred Stock. The 7% Convertible Preferred Stock is convertible in whole or in part at the option of the holders thereof. Each share of 7% Convertible Preferred Stock is convertible into 40 shares of the Company's Common Stock upon payment of the conversion price of $2.50 (subject to anti-dilution adjustment under certain circumstances).

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

    The Company is implementing a program intended to enable the Company to become Year 2000 compliant. The Company is using management information systems
(MIS) personnel knowledgeable regarding Year 2000 problems to determine the extent of work necessary for the Company to become Year 2000 compliant and attempt to remedy such problems. The Company has purchased and is in the process of installing certain software and hardware intended to upgrade its networked personal computer system to be Year 2000 compliant. More significantly, the Company is in discussions with its primary software vendor to obtain the source code for the Company's main operating systems software so that the Company can modify the software to be Year 2000 compliant. In addition, the Company has begun discussing Year 2000 issues with certain of its significant suppliers and customers to evaluate their Year 2000 readiness, and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to the Company, and the ability of such customers to continue to provide business to the Company. The Company anticipates that its internal systems, equipment and processes will be substantially Year 2000 compliant by July 1999, and intends to complete the analysis and remediation of potential Year 2000 problems with its significant suppliers and customers by July 1999. The Company estimates that the total dollar amount that the Company will spend to remediate its Year 2000 issues will not exceed $600,000. Despite the Company's efforts to become Year 2000 compliant, there is no assurance that the Year 2000 issue will not pose significant problems. There may be delays in the Company's remediation efforts, a failure to fully identify all Year 2000 problems in the systems, equipment or processes of the Company or its vendors or customers, or unanticipated remediation expenses, all of which could have material adverse consequences on the Company's financial position and results of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS"), respectively (collectively, the "Statements"). the Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS
131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively, Application of the statement requirements did not have a material impact on the Company's consolidated financial position, results of operations or loss per share as currently reported.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for transactions entered into after January 1, 2000. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position.

In March 1998, the FASB Emerging Issues Task Force ("EITF") announced a consensus on Issue No. 98-1, "Valuation of Debt Assumed in a Purchase Business Combination." This EITF reached a consensus that the amount assigned to debt assumed in a purchase business combination should be its fair value. Quoted market prices, if available, are the best evidence of the fair value of the debt. If quoted market prices are not available, management's best estimate of fair value may be based on the quoted market price of debt with similar characteristics or on valuation techniques. Therefore, if a present value technique is used, the estimated future cash flows should not ignore relevant provisions of the debt agreement (for example, the right of the issuer to prepay).

In May 1998, the FASB Emerging Issues Task Force ("EITF") announced issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently adjustable Conversion Ratios." The EITF reached a tentative conclusion that embedded beneficial conversion features present in convertible securities should be separately valued at issuance. However, no consensus was reached for this issue. Further discussion is expected at a future meeting.

Honeylyn Chang

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

UPDATE FOR RESTRUCTURING OF GRAYROCK
------------------------------------

    Inability to Repay Greyrock Line of Credit; Threat to Status as a Going Concern. As of May 10, 1999, the Company had outstanding $36.0 million in term debt and $9.4 million in revolving debt under the Greyrock Line of Credit. No additional borrowings are available under the Greyrock Line of Credit. WCAS has guaranteed the repayment of $25.0 million of the principal amount owing by the Company at any time under the Greyrock Line of Credit. All amounts owing under the Greyrock Line of credit are due to be repaid by May 21, 1999. The Company's cash flow from operations is anticipated to be insufficient to repay the amounts due on the Greyrock Line of Credit by May 21, 1999. If the Company does not repay the loan, Greyrock has the ability to foreclose on the loan. The Company is currently engaged in discussions with Greyrock to extend the repayment date, however, there is no assurance that the extension will be obtained, or, if obtained, that the extension will give the Company sufficient time to obtain replacement financing to repay Greyrock. If additional funds are not obtained, the Company will experience severe liquidity problems. This matter raises substantial doubt about the Company's ability to continue as a going concern. See Note A to the Unaudited Consolidated Financial Statements -- "Current Financial Condition."

    High Degree of Leverage; Future Capital Requirements. As of April 30,1999, the Company had approximately $90.0 million principal amount of indebtedness outstanding, which consisted of: (i) $45.4 million indebtedness under the Greyrock Line of Credit; (ii) $26.5 million combined indebtedness under the Company's 10% Senior Subordinated Notes and 7 3/4% Convertible Subordinated Debentures; (iii) $14.5 million combined indebtedness under the WCAS Notes;
(iv) $2.9 million indebtedness under the BT Note; and (v) $0.6 million of other indebtedness consisting primarily of equipment leases. In addition, the Company also had as of April 30, 1999, $21.55 million outstanding (excluding accrued dividends) of its mandatorily redeemable 7% Convertible Preferred Stock. The payment terms of the debt and preferred stock are described in Item 2 of this report under, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." It is anticipated that the Company's cash from operations will not be sufficient to enable it to meet its debt service and preferred stock redemption requirements, and the Company will be required to obtain additional funds through equity or debt financings in order not to default on its debt. In many cases, if the Company defaults on a particular debt, the default will cause other debts of the Company to be in default and come due early. The degree to which the Company is leveraged could adversely affect its ability to obtain additional financing and could make it more vulnerable to economic downturns and competitive pressures. The terms of any equity financings have in the past been, and may in the future be, dilutive to the Company's stockholders, and the terms of any debt financings are likely to contain restrictive covenants which limit the Company's ability to pursue certain courses of action. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company will experience severe liquidity problems. This matter raises substantial doubt about the Company's ability to continue as a going concern.

    Losses and Accumulated Deficit. For the quarter ended March 31, 1999, the Company reported a net loss of $7.9 million and an operating loss of $8.5 million. As of March 31, 1999, the Company has a stockholders' deficit of $70.0 million. The Company is expecting to experience losses for the foreseeable future, and will require additional funding and financial support. Continued losses and/or the failure to obtain such additional funding and financial support could materially and adversely affect the business and financial condition of the Company and the value of, and the market for, the Company's equity and debt securities.

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

    Control by WCAS. WCAS owns approximately 85% of the Company's voting capital stock, which consists of WCAS's ownership of shares of the Company's outstanding Common Stock, and shares of the Company's 7% Convertible Preferred Stock (which give the holders thereof the right to vote on all matters on which the holders of Common Stock are entitled to vote, as if the 7% Convertible Preferred Stock had been converted to Common Stock). As a result, WCAS is able to control all matters requiring approval by the Company's stockholders, including the election of directors. The Company's Board of Directors has the authority to issue additional shares of preferred stock in one or more series and fix the rights, preferences, privileges and restrictions granted to or imposed upon any such shares of preferred stock. The issuance of such preferred stock may adversely affect voting and dividend rights, rights upon liquidation and other rights of holders of the Company's Common Stock and may result in immediate and substantial dilution to the holders of the Common Stock. The issuance of such preferred stock and the control by WCAS of the Company may also have the effect of delaying, deferring or preventing a change in control of the Company.

    Dependence on Key Customers. For the quarter ended March 31, 1999, Rank Xerox and BT accounted for approximately 21.0% and 13.2% of the Company's revenues, respectively. These revenues were almost entirely attributable to the business of Old Cerplex. There can be no assurance that such customers will not terminate any or all of their arrangements with the Company, significantly change, reduce or delay the amount of services ordered from the Company, or significantly change the terms upon which the Company and these customers do business. Any such termination, change, reduction, or delay could have a material adverse effect on the Company's business. It is anticipated that the Company's contract with Rank Xerox will be phased out by June 2000. In addition, unit volumes from BT have been declining and are expected to continue to decline due to, among other things, product evolution. The future success of the Company's European operations is dependent upon replacing these declining volumes with new revenue from either these or new customers. There can be no assurance that the Company will be able to replace these declining volumes with sales to either these or new customers.

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

    Reliance on International Sales. For the quarter ended March 31, 1999, approximately 52% of the Company's sales were outside of North America. There can be no assurance that the Company will continue to be able to successfully market, sell, and deliver its products and services in these markets. Moreover, it is anticipated that the Company's contract with Rank Xerox, which accounted for approximately 21.0% of the Company's revenues for the quarter, will be phased out by June 2000. In addition to the uncertainty as to the Company's ability to maintain or expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, severance and other costs associated with work force reductions, fluctuations in currency exchange rates, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

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

    Risks Associated with Intangible Assets. As of March 31, 1999, approximately $33.1 million of the Company's total assets consisted of intangible assets. The intangible assets consist primarily of goodwill resulting from the Merger with Old Cerplex. The goodwill must be amortized over a number of years and deducted from the Company's earnings, even though the goodwill may not generate earnings to offset such deduction. There can be no assurance that the value of the Company's intangible assets will ever be realized by the Company, particularly in any sale or liquidation of the Company. However, management continues to monitor goodwill in accordance with the provisions of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of." Any significant decrease in the value of such intangible assets or increase in the rate of amortization thereof would adversely affect the Company's financial condition and results of operations.

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

Item 3. QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to market risks with respect to its variable note debt and its cash flows, receivables and payables denominated in foreign currencies.

        Of the Company's $90 million principal amount of indebtedness at April 30, 1999, $45.4 million principal amount of such debt (which represents total principal indebtedness on the Greyrock Line of Credit) bears interest at a rate that fluctutes based on changes in the LIBOR rate. A 1% change in the underlying LIBOR rate would result in a $454,000 change in the annual amount of interest payable on such debt.

        The Company's overseas subsidiaries operate in England and France. Both the trade receivables and the trade payables for these units are denominated in the local currency. The Company does not hedge these balances. See Note O to the Consolidated Financial Statements --"Foreign Operations and Major Customers" in the Company's annual report on form 10K.

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

              Inapplicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Inapplicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At a Annual Meeting of Stockholders on March 23, 1999, holders of a majority of the capital stock of the Company entitled to vote approved the following matters:

              1. Appointment of Richard Stowe, Thomas McInerney and George
                 McTavish to the Board of Directors of the Company

              2. Ratification of KPMG LLP as the Company's Independent
                 Accountants



ITEM 5.       OTHER INFORMATION

              Inapplicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

    EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBITS
     ------                         -----------------------
      3.1.1 The Restated Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1

    EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBITS
     ------                         -----------------------

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

    *10.3 10% Senior Subordinated Note for $1,000,000, due February 26, 2000, between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

    *10.4 10% Senior Subordinated Note for $1,000,000, due February 26, 2000, between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

    *10.5 10% Senior Subordinated Note for $2,000,000, due March 25, 2000, between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

    *10.6 10% Senior Subordinated Note for $2,000,000, due April 21, 2000, between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

    *11           Computation of Per Share Earnings.

    *27           Financial Data Schedule - Article 5 of Regulation S-X.

------------

*       Filed herewith.

           (b)    Reports on Form 8-K

                  None

                             THE CERPLEX GROUP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 22, 1999

                                        THE CERPLEX GROUP, INC.

                                        /s/  Richard Alston
                                        ----------------------------------------
                                        Richard Alston
                                        Executive Vice President of Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                        /s/  Anthony E. Palumbo
                                        ----------------------------------------
                                        Anthony E. Palumbo
                                        Corporate Controller
                                             (Controller)

                             THE CERPLEX GROUP, INC.

                                INDEX TO EXHIBITS

     EXHIBIT
      NUMBER                          DESCRIPTION OF EXHIBITS
      ------                          -----------------------

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

    *10.4           10% Senior Subordinated Note for $1,000,000, due
                    February 26, 2000, between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

    *10.5 10% Senior Subordinated Note for $2,000,000, due March 25, 2000, between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

    *10.6 10% Senior Subordinated Note for $2,000,000, due April 21, 2000, between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

    *10.7 Lease of the Company's primary headquarters facility located at 111 Pacifica Avenue, Suite 300, Irvine, CA 92618

    *11             Computation of Per Share Earnings.

    *27             Financial Data Schedule - Article 5 of Regulation S-X.

------------

*        Filed herewith.