Form 10-Q
period 1999-06-30
CERPLEX GROUP INC/DE
filed 1999-08-16
CIK 319237

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission File Number: 1-8456

                             THE CERPLEX GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


                   Delaware                                   75-1539534
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization.)                   Identification No.)


             111 PACIFICA AVENUE SUITE 300,IRVINE, CALIFORNIA 92618
-------------------------------------------------------------------------------
               (Address of principal executive office.) (Zip Code)

                                 (949) 754-5300
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of August 11, 1999:

     TITLE OF EACH CLASS OF COMMON STOCK                   NUMBER OUTSTANDING
     -----------------------------------                   ------------------
        Common Stock, $0.03 par value                       7,367,518 shares


================================================================================

                             THE CERPLEX GROUP, INC.

                                TABLE OF CONTENTS


                                                                                    PAGE
PART I.        FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1999 and September 30, 1998                                 4

                  Condensed Consolidated  Statements of  Operations  for the
                  Three Months and the Nine months Ended June 30, 1999 and
                  June 28, 1998                                                        5


                  Condensed Consolidated Statements of Cash Flows for the
                  Nine months Ended June 30, 1999 and June 28, 1998                    6

                  Notes to Unaudited Condensed Consolidated Financial Statements       7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk          18

PART II.       OTHER INFORMATION                                                      19

Signatures                                                                            22

Index to Exhibits                                                                     23

                             THE CERPLEX GROUP, INC.

                                     PART I

                              FINANCIAL INFORMATION

                             THE CERPLEX GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                              JUNE 30,      SEPTEMBER 30,
                                                                                1999             1998
                                                                          -------------     -------------

                                                  ASSETS

      Current assets:
          Cash and cash equivalents                                            $   6,998     $  14,196
          Accounts receivable, less allowance for doubtful accounts
            of $1,438 ($2,511 in September, 1998)                                 13,915        12,416
          Inventories                                                              8,277         6,626
          Other current assets                                                     1,819         4,628
                                                                               ---------     ---------
      Total current assets                                                        31,009        37,866

      Goodwill                                                                     9,722        37,202
      Property, plant and equipment, net                                          21,982        25,021
      Intangible and other assets                                                    401           452
                                                                               ---------     ---------
                                                                               $  63,114     $ 100,541
                                                                               =========     =========


                                   LIABILITIES AND STOCKHOLDERS' DEFICIT


      Current liabilities:
          Current portion of long-term debt                                    $   4,973     $  53,886
          Accounts payable                                                        10,540         9,903
          Accrued expenses                                                         3,879        14,165
          Accrued interest expense                                                   141         1,424
          Current portion of reserve for discontinued operations                      59           154
          Income taxes payable                                                       670         1,271
          Other current liabilities                                                8,666        12,478
                                                                               ---------     ---------
      Total current liabilities                                                   28,928        93,281

      Long-term debt                                                              34,131        25,782
      Reserve for discontinued operations                                             --         1,822
      Other long-term liabilities                                                  4,714         4,714

      Commitments and contingencies

      Redeemable convertible preferred stock, 216 shares issued (260 issued
        at September 1998)                                                        30,444        34,150

      Stockholders' deficit:
          Series B senior cumulative preferred stock, 58,643 shares issued        58,643            --
          Common stock 75,000 shares authorized, 7,850 shares issued
            (7,601 issued at September, 1998)                                      2,270         2,262
          Additional paid-in capital                                             121,272       116,400
          Treasury stock, at cost, 483 shares                                    (16,675)      (16,675)
          Accumulated deficit                                                   (200,613)     (161,232)
          Cumulative translation adjustment                                           --            37
                                                                               ---------     ---------
      Total stockholders' deficit                                                (35,103)      (59,208)
                                                                               ---------     ---------

                                                                               $  63,114     $ 100,541
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

                             THE CERPLEX GROUP, INC

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                   THREE MONTHS ENDED         NINE  MONTHS ENDED
                                               ------------------------- -----------------------
                                                  JUNE 30,    JUNE 28,    JUNE 30,      JUNE 28,
                                                   1999        1998        1999          1998
                                                --------     --------     --------     --------
Net revenues                                    $ 23,914     $ 23,691     $ 77,427     $ 40,885
Cost of sales                                     22,547       21,967       75,039       38,129
                                                --------     --------     --------     --------
        Gross profit                               1,367        1,724        2,388        2,756

Selling, general and administrative expenses       5,811        7,099       16,837       17,770
Amortization of intangible assets                  1,450        2,125        5,758        2,175
Write-off of goodwill                             18,375           --       18,375           --
Reduction in accruals                             (2,006)          --       (2,006)          --
                                                --------     --------     --------     --------
        Operating loss                           (22,263)      (7,500)     (36,576)    (17,189)

Interest expense                                  (1,622)      (1,611)      (5,760)      (3,806)
Other income (expense), net                          208          170        3,500       (1,878)
                                                --------     --------     --------     --------
    Loss before provision for
       income taxes                              (23,677)      (8,941)     (38,836)     (22,873)
Provision (benefit) for income taxes                (646)          54         (631)          54
                                                --------     --------     --------     --------
               Net loss                         $(23,031)    $ (8,995)    $(38,205)    $(22,927)
                                                ========     ========     ========     ========

Dividends on redeemable convertible
  preferred stock                                   (377)        (576)      (1,174)      (2,210)
Net loss applicable to common                   --------     --------     --------     --------
  stockholders                                  $(23,408)    $ (9,571)    $(39,379)    $(25,137)
                                                ========     ========     ========     ========
Basic and diluted loss
     per common share                           $  (3.18)    $  (0.22)    $  (5.38)    $  (1.20)
                                                ========     ========     ========     ========

Weighted average number of common shares
outstanding                                        7,368       44,406        7,322       20,872
                                                ========     ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                           THE CERPLEX GROUP, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                          NINE MONTHS ENDED
                                                     ----------------------------
                                                     JUNE 30, 1999   JUNE 28,1998
                                                    --------------  -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $(38,205)    $(22,927)
   Adjustments to reconcile net loss to net cash
     used by operating activities
        Depreciation and amortization                        8,323        5,347
        Non-cash interest expense                            1,505
        Loss on disposition of assets                           32          224
        Write-off of goodwill                               18,375           --
        Reduction in accruals                               (2,006)          --
        Changes in assets and liabilities:
           Assets                                             (392)       8,805
           Liabilities                                       1,888          14
                                                          --------     --------
    Net cash used by
                 operating activities:                     (10,480)      (8,537)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property, plant and equipment            (1,218)      (1,107)
    Acquisition of Old Cerplex, net                             --       (7,783)
                                                          --------     --------
    Net cash used by investing activities                   (1,218)      (8,890)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debt                                            --      (10,308)
    Sale of redeemable convertible preferred shares             --       21,300
    Proceeds from promissory note                            4,600           --
    Payment on capital leases                                 (100)          --
    Changes in borrowings under line of credit                  --           --
    Issue of senior subordinated debentures                     --       15,000
    Issue of common stock for Cerplex merger                    --        7,783
    Purchase of treasury stock                                  --          (36)
                                                          --------     --------
    Net cash from financing activities                       4,500       33,739
                                                          --------     --------
Net change in cash and cash equivalents                     (7,198)      16,312
Cash and cash equivalents at beginning of period            14,196          323
                                                          --------     --------
Cash and cash equivalents at end of period                $  6,998     $ 16,635
                                                          ========     ========

   The accompanying notes are an integral part of these financial statements.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. CURRENT FINANCIAL CONDITION

During the three and nine months ended June 30, 1999 and the year ended September 30, 1998, the Company experienced recurring operating losses. As a result of these losses, at June 30, 1999 the company had a deficit of $35.1 million in stockholders' equity. In addition, the Company has relied upon the financial support of its largest shareholder, an investment fund managed by the investment firm of Welsh, Carson, Anderson & Stowe ("WCAS") for additional capital. Currently, WCAS is the Company's sole senior credit lender (see Note E
- WCAS Restructuring). At June 30, 1999 the Company had $25.0 million outstanding under its senior secured long term debt facility with WCAS (see Note H - Debt). Senior secured debt outstanding to WCAS is due in April 2001. Additionally, as of June 30, 1999, the Company had $2.9 million outstanding under a secured note payable to one of its customers. The $2.9 million obligation matured on July 29, 1999. The Company received an extension from its customer of the due date until September 1, 1999. Furthermore, the Company has $10.5 million outstanding related to its 7 3/4% Convertible Subordinated Debentures which mature on April 15, 2001. The Company also had $0.4 million principal amount outstanding under the 10% Series B Senior Subordinated Notes. Though the Company intends to increase revenues and decrease expenses to improve operations, the Company's losses are expected to continue for the foreseeable future. The Company will require additional funding from its largest stockholder or another third party. There can be no assurance that such additional funding and financial support will be available on acceptable terms, or that such funds, if available, would enable the Company to continue operating or that the Company will be successful in increasing revenues. In addition, there can be no assurance that the Company will be successful in arranging financing required for the repayment of the $2.9 million obligation owed to its customer on September 1, 1999.


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

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and consolidated financial statements and notes thereto included in the 1998 Annual Report on Form 10-K for The Cerplex Group, Inc.

NOTE C. EARNINGS PER SHARE OF COMMON STOCK

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding after adding to loss from operations cumulative dividends to holders of the Company's redeemable convertible preferred stock.

Diluted earnings per share is computed by dividing net loss available to common stockholders by the sum of the weighted average number of common shares outstanding and dilutive stock options. For all periods presented, common stock equivalents (stock options) were excluded from the diluted calculations as they were considered to be anti-dilutive.

The Company's 7% Senior Cumulative Convertible Preferred Stock and 10% Series B Senior Subordinated Debentures due December 31, 2004, were not common stock equivalents at the time of issuance and are therefore not included in the calculation of diluted loss per share.

NOTE D.  COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and disclosure of comprehensive income and its components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires classification of financial statements for earlier periods to be provided for comparative purposes. As of June 30, 1999 and June 28, 1998, the Company did not have any components of comprehensive income, therefore the Net Loss equals the Comprehensive Loss.

NOTE E.  WCAS Restructuring

On June 25, 1999 the Company consented to an assignment to WCAS by Greyrock Capital ("Greyrock") of Greyrock's rights and interests under the Greyrock Line of Credit to WCAS in return for payment in full by WCAS of all outstanding balances of principal and interest thereunder. WCAS repaid principal and interest outstanding under the Greyrock Line of Credit totaling $45.4 million. Concurrent with the assignment, WCAS advanced to the Company an additional $4.6 million for working capital purposes, resulting in $50.0 million of total indebtedness outstanding under the WCAS Senior Secured Notes as of June 25, 1999. The terms of the WCAS Senior Secured Notes are the same as those under the Greyrock Line of Credit except i) the interest rate was reduced to LIBOR plus 1 3/4%; ii) principal and interest are due on April 1, 2001; iii) collateral consisting of the stock of the Company's subsidiaries in the UK and France that had secured the Greyrock Line of Credit were released; iv) a negative pledge agreement covering assets owned by the Company's subsidiaries in the UK and France was terminated; and v) the Company's obligations are no longer subject to minimum collateral borrowing base requirements previously established in the Greyrock Line of Credit. On June 30, 1999 the Company issued approximately 58,643 shares of Series B Preferred Stock at a price of $1,000 per share. The Series B Preferred Stock was issued as repayment of various obligations owed to WCAS which included $25.0 million of principal outstanding under the WCAS Senior Secured Notes, $16.5 million of principal of the 10% unsecured promissory notes ( "WCAS Notes"), approximately $15.6 million of principal of the 10% Series A Senior Subordinated Debentures, and approximately $1.5 million of accrued interest owed to WCAS under these obligations. The Series B Preferred Stock consists of 7% cumulative, non-convertible preferred shares that are redeemable by the Company at its option and redeemable at the option of the holders only upon a change of control of the Company.

NOTE F. INVENTORIES

    Inventories consisted of the following:

                                          JUNE 30,      SEPTEMBER 30,
                                            1999             1998
                                          ---------      ------------
                                              (IN THOUSANDS)

Spare and repair parts                    $  7,165          $ 5,569
Work in process                                679              113
Finished goods and purchased product           433              944
                                          --------          -------
        Total inventories                 $  8,277          $ 6,626
                                          --------          -------


NOTE G.  CAPITALIZATION

On October 5, 1998, a majority of the outstanding capital stock of the Company entitled to vote, voted at a Special Meeting of Stockholders to effect a one-for-ten reverse stock split (the "One-for-Ten Reverse Split"), in which each ten shares of the Company's Common Stock were converted into one share of the Company's Common Stock. Stockholders who would have received fractional shares of Common Stock as a result of the One-for-Ten Reverse Split, were paid, in lieu of receiving fractional shares, cash in an amount equal to $0.104 per share. Unless otherwise stated, figures as to the number of shares outstanding, earnings per share, exercise price to convert the 7% Convertible Preferred Stock and other per share figures included herein, reflect the One-for-Ten Reverse Split. Immediately following the One-for-Ten Reverse Split, the outstanding capital stock of the Company consisted of 215,500 shares of 7% Convertible Preferred Stock, 44,000 shares of Series A Convertible Preferred Stock and 7,118,285 shares of Common Stock. Subsequent to the One-for-Ten Reverse Split, on November 19, 1998, 249,233 shares of the Company's Common Stock were issued as a result of the conversion of 44,000 shares of Preferred Stock of the Company that had been issued to WCAS and other stockholders prior to the Merger. A majority of such Preferred Stock was held by WCAS. As a majority holder of such Preferred Stock, WCAS elected to cause all of the shares of such Preferred Stock to be converted to the Common Stock of the Company. As of June 30, 1999, there were 7,367,518 shares of the Company's Common Stock outstanding. On June 30, 1999, approximately 58,643 shares of Series B Preferred Stock were issued to WCAS at a price of $1,000 per share. The shares are 7% cumulative, non-convertible and are optionally redeemable by the Company and optionally redeemable by the holders only upon a change of control of the Company. The Series B Preferred Stock was issued to WCAS in exchange for the repayment of $16.5 million of principal of the 10% WCAS Notes, approximately $15.6 million of principal of the 10% Series A Senior Subordinated Debentures, $25.0 million of principal of Senior Secured Debt purchased by WCAS from Greyrock Capital, and $1.5 million of accrued interest owed to WCAS under these obligations (see Note E - WCAS Restructuring).


NOTE H.  DEBT

In conjunction with the purchase on June 25, 1999 by WCAS of the $45.4 million owed under the Greyrock Line of Credit and, concurrently, an additional $4.6 million loan from WCAS to the Company under the same terms, the Company owed $50.0 million of Senior Secured Debt to WCAS. One June 30, 1999 $25.0 million of principal was repaid through the issuance of Series B Preferred Stock (see Note G - Capitalization). These transactions resulted in $25.0 million of principal outstanding to WCAS as of June 30, 1999 ("WCAS Senior Secured Notes"). The WCAS Senior Secured Notes, secured by substantially all of the assets of the Company, accrue interest at LIBOR plus 1 3/4% payable at maturity. The WCAS Senior Secured Notes mature on April 1, 2001. As of June 30, 1999 the Company had $10.5 million of indebtedness outstanding under the 7 3/4% Convertible Subordinated Debenture. In addition, as of June 30, 1999, the Company had $2.9 million outstanding under a secured note payable to one of its customers. The $2.9 million obligation matured on July 29, 1999. The Company received an extension of the due date until September 1, 1999. Furthermore, as of June 30, 1999 the Company had $0.4 million principal amount outstanding under the 10% Series B Senior Subordinated Notes.


NOTE I.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the nine month period ended June 30, 1999, cash paid for interest and income taxes was $1.9 million and $0 respectively.

Non-cash investing and financing activities for the nine month period ended June 30, 1999 included the conversion of the redeemable convertible preferred stock into common stock of approximately $5.2 million, accretion of dividends on the redeemable convertible preferred stock of approximately $1.2 million and conversion of accrued interest into notes payable of approximately $1.5 million.

On June 30, 1999, the Company issued Series B Preferred Stock as repayment of approximately $58.6 million of various obligations owed to WCAS (see Note E).

As of June 30, 1999, the Company revised the estimate for certain Old Cerplex accruals in the amount of $3.7 million, which was considered an adjustment to the fair value of the net assets acquired and accordingly was treated as a reduction of goodwill, primarily due to new management estimates.


NOTE J.  Goodwill Impairment

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is being amortized on a straight-line basis over the expected periods to be benefited. Goodwill associated with the acquisition of Old Cerplex was being amortized over five years. Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Further, any such assets that are to be disposed of are reported at the lower of carrying amount or fair value less cost to sell, except for assets covered by the Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

In accordance with these policies, on April 30, 1998 following the merger of Cerplex and Aurora Electronics, Inc. ("Merger"), the Company recorded an excess of purchase price over net assets acquired totaling approximately $40.7 million ("Goodwill"). Management allocated Goodwill based on estimates of future cash flows expected from the Company's operations at that time. Since that time, the Company has closed and consolidated several of its operations, exited certain lines of business and has revised its estimates for expected future cash flows from the remaining continuing operations. During the quarter ended June 30, 1999, management, in accordance with the above policy, evaluated the recoverability of Goodwill based on these revised estimates and the Goodwill ascribed to closed and terminated operations. Based on this evaluation, the Company has determined that an impairment charge of approximately $18.4 million is necessary. The Company recorded this charge during the three months ended June 30, 1999. The carrying value of Goodwill as of June 30, 1999 after the impairment was approximately $9.7 million. This intangible asset will be amortized over a remaining useful life of 15 years. The blended average life of all operations originally acquired was five years. Subsequent to the write-off of terminated operations, the remaining operations have a 15 year useful life.

NOTE K.  REDUCTION IN ACCRUALS

During the quarter ended June 30, 1999, Management reviewed the appropriateness of certain accrued liability accounts. Management revised the estimate for certain Old Cerplex accruals made at the time of the merger. This reduced Goodwill prior to the impairment charge by approximately $3.7 million. Additionally, estimates related to certain Aurora accruals were reduced by approximately $1.2 million. Accruals related to inventory and accounts payable were analyzed and reduced by approximately $0.8 million. The estimates were reduced based on the receipt of new information, negotiations and settlements, which primarily became available or occurred in the quarter ended June 30, 1999.


NOTE L.  Recent Developments

In May, 1996 the Company purchased the repair and assembly operations of Rank Xerox in Neuville-en-Ferrain, France through Cerplex SAS. Under the sale and purchase agreement, Rank Xerox guaranteed the Company a decreasing volume of repair and assembly activity over a four year period ending May, 2000. Under this arrangement, the Company sought customer activity other than that from Rank Xerox to offset the declining base of business. As of September 30, 1998, the Company had been successful in replacing the decreases in volume related to Rank Xerox activity. However, as volume decreases accelerated during the first half of fiscal 1999, it became apparent that the Company's development of new business was not sufficient to replace the loss of business from Rank Xerox in the short term. In response to the lower volume of business activity and the corresponding need to seek funding for the implementation of a social plan that is required in France for a significant reduction in force, management of the Company's subsidiary in France was called to a meeting with the local Commercial Court on July 20, 1999 to review a potential declaration by the Commercial Court of a receivership procedure. After such review, the Commercial Court started the receivership procedure and appointed a legal administrator. During an initial observation period of six months, it is the responsibility of the legal administrator to assess the options available to permit the recovery of the Cerplex SAS activity. During this period he is empowered to monitor the payments of amounts due to creditors. He also selects the plan for the restoration of profitable trading for presentation to the Commercial Court for approval. This plan could include proposals for the sale of assets, if necessary, to fund Cerplex SAS operations and the implementation of a social plan in connection with a reduction in force which, if accepted by the Commercial Court, would be completed under the responsibility of the legal administrator.

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

    On June 25, 1999, the Company completed a restructuring of $58.6 million of its debt. $45.4 million of bank debt was assigned to WCAS by Greyrock of Greyrock's rights and interests under the Greyrock Line of Credit in return for payment in full by WCAS of all outstanding balances of principal and interest thereunder. Concurrent with the assignment, WCAS advanced to the Company an additional $4.6 million for working capital purposes. In a subsequent transaction, WCAS converted to equity, $25.0 million of the WCAS Senior Secured Notes in an exchange of debt for shares of 7% Series B Preferred Stock. In addition, WCAS exchanged $16.5 million of principal of 10% unsecured promissory notes, approximately $15.6 million of principal of the 10% Series A Senior Subordinated Debentures, and approximately $1.5 million of accrued interest owed to WCAS under these obligations for shares of 7% Series B Preferred Stock. In aggregate, approximately 58,643 shares of Series B Preferred Stock were issued at a price of $1,000 per share. This restructuring had the effect of increasing equity by $58.6 million as of June 30, 1999.

    The primary factors affecting the Company's repair business include, but are not limited to, the pricing of the Company's services and the utilization of the Company's resources that constitute fixed costs. Pricing in the Company's industry is very competitive and price discounting could adversely affect the Company's operating results. In addition, the Company has made a significant investment in facilities, equipment and personnel. While the Company's facilities have the capability of generating significantly more repair services volume than current levels, the Company has, due to a variety of factors, experienced decreasing revenues which have resulted in significant operating losses. In particular, BT and Rank Xerox constituted Old Cerplex's and the Company's largest customers in the last fiscal year. Revenues from these customers have declined from fiscal 1997 through the third quarter of fiscal 1999 on a pro forma basis. It is anticipated that revenues from Rank Xerox will continue to decline in the future, and there can be no assurance that revenues from BT or other customers will not decline in the future. The failure of the Company to develop additional business from new and existing customers could have a material adverse effect on the Company's business.

    On June 25, 1999 the Company consented to an assignment to WCAS by Greyrock of Greyrock's rights and interests under the Greyrock Line of Credit to WCAS in return for payment in full by WCAS of all outstanding balances of principal and interest thereunder. WCAS repaid principal and interest outstanding under the Greyrock Line of Credit totaling $45.4 million. Concurrent with the assignment, WCAS advanced to the Company an additional $4.6 million for working capital purposes, resulting in $50.0 million of total indebtedness outstanding under the WCAS Senior Secured Notes as of June 25, 1999. The terms of the WCAS Senior Secured Notes are the same as those under the Greyrock Line of Credit except i) the interest rate was reduced to LIBOR plus 1 3/4%; ii) principal and interest are due on April 1, 2001; iii) collateral consisting of the stock of the Company's subsidiaries in the UK and France that had secured the Greyrock Line of Credit were released; iv) a negative pledge agreement covering assets owned by the Company's subsidiaries in the UK and France was terminated; and v) the Company's obligations are no longer subject to minimum collateral borrowing base requirements previously established in the Greyrock Line of Credit. On June 30, 1999 the Company issued approximately 58,643 shares of Series B Preferred Stock at a price of $1,000 per share. The Series B Preferred Stock was issued as repayment of various obligations owed to WCAS which included $25.0 million of principal outstanding under the WCAS Senior Secured Notes, $16.5 million of principal of the 10% unsecured promissory notes ( "WCAS Notes"), approximately $15.6 million of principal of the 10% Series A Senior Subordinated Debentures, and approximately $1.5 million of accrued interest owed to WCAS under these obligations. The Series B Preferred Stock consist of 7% cumulative, non-convertible preferred shares that are redeemable by the Company at its option and redeemable at the option of the holders only upon a change of control of the Company.

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 28, 1998

    Net revenues for the third quarter of fiscal 1999 were $23.9 million, as compared to $23.7 million in net revenues for the corresponding quarter in the prior fiscal year.

    Gross profit for the third quarter of fiscal 1999 was $1.4 million (5.7% of net revenues), as compared to a gross profit of $1.7 million (7.3% of net revenues) for the corresponding quarter in the prior fiscal year. The decrease in gross profit was primarily due to increased material costs as a percent of revenues in our parts division and increases in certain fixed costs as a percent of revenues in our domestic repair operations.

    Selling, general and administrative expenses for the third quarter of fiscal 1999 were $5.8 million (24.3% of net revenues), as compared to $7.1 million (30.0% of net revenues) for the corresponding quarter in the prior fiscal year. The decrease as a percentage of revenues was due to cost cutting measures. Amortization expense for the third quarter of fiscal 1999 was $1.5 million compared to $2.1 million for the corresponding quarter in the prior fiscal year. The decrease was due to the reduced amortization of goodwill resulting from the impairment analysis.

    Net interest expense for the third quarter of fiscal 1999 was $1.6 million, or 6.8% of revenues, essentially equal to the $1.6 million, or 6.8% of revenues, for the corresponding quarter in the prior fiscal year.

    Net loss applicable to common stockholders for the third quarter of fiscal 1999 was $23.4 million as compared to net loss of $9.6 million for the corresponding quarter in the prior fiscal year. The primary reason for the increased loss was the write-off of goodwill.


COMPARATIVE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND JUNE 28, 1998

    Net revenues for the first three quarters of fiscal 1999 were $77.4 million, as compared to $40.9 million in net revenues for the corresponding period in the prior fiscal year. The Company's increase in revenues was due principally to the acquisition of Old Cerplex offset by the subsequent closing of this segment of the Asset Recovery Division as well as the closure of PowerSource operation and an overall decline in the prices and volumes of computer repair parts.

    Gross profit for the first three quarters of fiscal 1999 was $2.4 million (3.1% of net revenues), as compared to a gross profit of $2.8 million (6.7% of net revenues) for the corresponding period in the prior fiscal year. Gross profit was affected primarily by the acquisition of Old Cerplex. The decrease in margin percentages is primarily due to the lower historical margins of the Old Cerplex operations and the impact of declining revenues in the Southern California operations which historically have had a higher margin.

    Selling, general and administrative expenses for the first three quarters of fiscal 1999 were $16.8 million (21.7% of net revenues), as compared to $17.8 million (43.5% of net revenues) for the corresponding period in the prior fiscal year. The decrease as a percentage of revenues was due to the increase in revenues noted above. Amortization expense for the first three quarters of fiscal 1999 was $5.8 million compared to $2.2 for the corresponding period in the prior fiscal year. The increase was due to the amortization of goodwill in connection with the merger of Aurora and Old Cerplex, offset by reduced amortization resulting from the impairment analysis.

    Net interest expense for the first three quarters of fiscal 1999 was $5.8 million, or 7.4% of revenues, as compared to $3.8 million, or 9.3% of revenues, for the corresponding period in the prior fiscal year. The increase in interest expense is due to higher loan balances on the Company's revolving credit facility and additional financing from the Company's major stockholder.

    Net loss applicable to common stockholders for the first three quarters was $39.4 million as compared to net loss of $25.1 million for the corresponding period in the prior fiscal year. The primary reason for the increased loss was the write-off of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property plant and equipment and required debt principal and interest payments. After completion of the restructuring of the Company's Greyrock Line of Credit and debt owed to WCAS, the Company no longer has a working capital deficit. However, certain obligations owed to its customers and working capital growth represent ongoing capital requirements.

The Company's most immediate liquidity concern is the ability to repay a deferred consideration obligation to British Telecom ("BT") under a sale and purchase agreement. This obligation, totaling approximately $2.9 million as of June 30, 1999, was originally due on July 29, 1999. The Company has received from BT an extension of the due date of such deferred consideration until September 1, 1999. The Company is currently in discussions with BT regarding a further extension of the due date until November 1, 1999 and is seeking replacement financing from commercial banks in the UK. There is no assurance, however, that the further extension from BT will be obtained, or if obtained, that the extension will give the Company sufficient time to obtain replacement financing to repay BT. If satisfactory extension and/or additional funds are not obtained, the Company will continue to experience severe liquidity problems. If BT is not repaid, BT has foreclosure rights under the sale and purchase agreement that would allow BT to exercise its rights in connection with the Company's land and building located in the UK that has been pledged to it as collateral to support this deferred consideration obligation.

Additionally, the Company expects that its Cerplex SAS operations will experience cash flow shortfalls in the future as it conducts operations while implementing a reduction of workforce. The appointed administrator is given responsibility for generating funds necessary to meet cash flow requirements. There is no assurance; however, that bank financing or asset sales can be arranged in amounts sufficient or within the time required to meet such needs.

In addition to the fact that the Company has limited access to additional working capital, the Company has limited ability to obtain working capital from the operations of its Cerplex SAS subsidiary. The ability to obtain working capital from Cerplex SAS is limited due to the internal capital needs of Cerplex SAS and due to restrictions placed on Cerplex SAS in connection with the Company's acquisition of Cerplex SAS from Rank Xerox in 1996. Under the terms of the acquisition, future payments are owed to Rank Xerox and the Company therefore agreed to certain financial covenants over a four-year period that limit the amount of dividends and other payments Cerplex SAS can make to the Company, and impose certain other financial restrictions on the Company and Cerplex SAS. Accordingly, of the Company's consolidated cash of $7.0 million at June 30, 1999, the cash of Cerplex SAS of $1.9 million is generally not available to the Company for financing operations outside of Cerplex SAS.

Management believes that the Company will continue to experience operating losses and negative cash flow in fiscal 1999. Because the Company does not have the ability to borrow additional amounts under bank lines of credit, management anticipates that the only potential sources of additional working capital available to the Company will be from WCAS or commercial bank financing, if available. The Company has commenced discussions with a bank regarding future working capital financing needs. There is no assurance, however, that the Company will attain results that WCAS or a bank will regard as sufficient to support the infusion of additional capital from WCAS or loans from banks.

The Company is highly leveraged and has significant debt repayment obligations and preferred stock redemption obligations. As of June 30, 1999 the Company had approximately $39.7 million principal amount of indebtedness outstanding, which consisted of: i) $25.0 million indebtedness under the WCAS Senior Secured Notes;
ii) $10.5 million indebtedness under the Company's 7 3/4% Convertible Subordinated Debentures; iii) $2.9 million indebtedness under a promissory note to BT and iv) approximately $1.1 million of other indebtedness consisting primarily of the 10% Series B Senior Subordinated Notes and equipment leases. In addition, the Company also had as of June 30, 1999, $21.55 million outstanding (excluding accrued dividends) of its redeemable 7% Convertible Preferred Stock.

    10% Series B Senior Subordinated Notes.

    As of June 30, 1999, there was approximately $0.4 million principal amount outstanding of the Company's 10% Senior Subordinated Notes. Series B notes were sold to certain public stockholders. The 10% Senior Subordinated Notes are subordinate in right of payment to all bank debt and other senior indebtedness of Cerplex but rank senior to all outstanding subordinated indebtedness. The 10% Senior Subordinated Notes are general, unsecured obligations of the Company and bear interest at 10% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year, beginning on June 30, 1998. The 10% Senior Subordinated Notes mature in three equal annual installments commencing on December 31, 2002. The 10% Senior Subordinated Notes may be prepaid at any time at the option of the Company in whole or in part, upon not less than 20 or more than 60 days' notice at the unpaid principal amount thereof plus accrued and unpaid interest.

    7 3/4% Convertible Subordinated Debentures.

    As of June 30, 1999, there was approximately $10.5 million principal amount outstanding of the Company's 7 3/4% Convertible Subordinated Debentures (the "Debentures"). The Debentures mature April 15, 2001 and are convertible into Common Stock of the Company at a conversion price, subject to adjustment in certain instances, of approximately $116.60 per share, and are redeemable at the option of the Company at face value plus accrued interest thereon. The Company is required to make a partial sinking fund payment of $1,826,000 in April 2000 on the Debentures. The Debentures bear interest at 7 3/4% payable on April 14 and October 14 of each year through maturity.


    Secured Note Payable to BT.


    In July, 1994, Old Cerplex purchased the operating assets of BT Repair Services for cash and a promissory note in the original principal amount of 2.5 million pounds sterling (the "BT Note"). The BT Note is non-interest bearing and is secured by a lien on land and buildings purchased from BT at that time. As of June 30, 1999, approximately $2.9 million principal amount was outstanding under the BT Note. The BT Note matured on July 29, 1999.

The Company has received from BT an extension of the due date of such deferred consideration until September 1, 1999. The Company is currently in discussions with BT regarding a further extension of the due date until November 1, 1999 and is seeking replacement financing from commercial banks in the UK. There can be no assurance that both parties will agree on the terms of the BT Note extension.

    Other Debt.

    As of June 30, 1999, there was $0.7 million principal amount of other debt outstanding, consisting primarily of secured equipment financing and capital lease obligations with interest rates ranging from 8.9% to 12.9%, due in monthly installments through 1999.

    7% Senior Cumulative Convertible Preferred Stock.


    As of June 30, 1999, there was $21.55 million amount outstanding (excluding accrued dividends) of the Company's 7% Convertible Preferred Stock (215,500 shares at $100 per share). Holders of the 7% Convertible Preferred Stock are entitled to receive dividends of $7.00 per share per annum (or 7% of the face amount), payable when and as declared by the Company's Board of Directors. Unpaid dividends are cumulative and accrue. Accrued but unpaid dividends do not bear interest. The 7% Convertible Preferred Stock must be redeemed by the Company in equal installments on each of December 31, 2006 and 2007. In addition, the 7% Convertible Preferred Stock is redeemable at the option of the holders thereof upon a change of control of the Company, which includes the sale of 50% or more of the voting power of all outstanding shares of the Company to a party other than WCAS. In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of the 7% Convertible Preferred Stock are entitled to receive a liquidation preference in the amount of $100 per share of the 7% Convertible Preferred Stock, plus accrued and unpaid dividends thereon, prior and in preference to any distribution to holders of any class of capital stock of the Company junior to such 7% Convertible Preferred Stock. The 7% Convertible Preferred Stock is convertible in whole or in part at the option of the holders thereof. Each share of 7% Convertible Preferred Stock is convertible into 40 shares of the Company's Common Stock upon payment of the conversion price of $2.50 (subject to anti-dilution adjustment under certain circumstances).

WCAS Restructuring

On June 25, 1999 the Company consented to an assignment to WCAS by Greyrock of Greyrock's rights and interests under the Greyrock Line of Credit in return for payment in full by WCAS of all outstanding balances of principal and interest thereunder. WCAS repaid principal and interest outstanding under the Greyrock Line of Credit totaling $45.4 million. Concurrent with the assignment, WCAS advanced to the Company an additional $4.6 million for working capital purposes, resulting in $50.0 million of total indebtedness outstanding under the WCAS Senior Secured Notes as of June 25, 1999. The terms of the WCAS Senior Secured Notes are the same as those under the Greyrock Line of Credit except i) the interest rate was reduced to LIBOR plus 1 3/4%; ii) principal and interest are due on April 1, 2001; iii) collateral consisting of the stock of the Company's subsidiaries in the UK and France that had secured the Greyrock Line of Credit were released; iv) a negative pledge agreement covering assets owned by the Company's subsidiaries in the UK and France was terminated; and v) the Company's obligations are no longer subject to minimum collateral borrowing base requirements previously established in the Greyrock Line of Credit. On June 30, 1999 the Company issued approximately 58,643 shares of Series B Preferred Stock at a price of $1,000 per share. The Series B Preferred Stock was issued as repayment of various obligations owed to WCAS which included $25.0 million of principal outstanding under the WCAS Senior Secured Notes, $16.5 million of principal of the 10% unsecured promissory notes ("WCAS Notes"), approximately $15.6 million of principal of the 10% Series A Senior Subordinated Debentures, and approximately $1.5 million of accrued interest owed to WCAS under these obligations. The Series B Preferred Stock consist of 7% cumulative, non-convertible preferred shares that are redeemable by the Company at its option and redeemable at the option of holders only upon a change of control of the Company.

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

    The Company has implemented a program intended to enable the Company to become Year 2000 compliant. The Company used management information systems
(MIS) personnel knowledgeable regarding Year 2000 problems to determine the extent of work necessary for the Company to become Year 2000 compliant and attempt to remedy such problems. The Company purchased and is in the process of installing certain software and hardware intended to upgrade its networked personal computer system to be Year 2000 compliant. More significantly, the Company obtained the source code for the Company's main operating systems software that the Company modified to be Year 2000 compliant. In addition, the Company has begun discussing Year 2000 issues with certain of its significant suppliers and customers to evaluate their Year 2000 readiness, and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to the Company, and the ability of such customers to continue to provide business to the Company. The Company believes that its internal systems, equipment and processes are substantially Year 2000 compliant as of August 13, 1999, and intends to complete the analysis and remediation of potential Year 2000 problems with its significant suppliers and customers by August 31, 1999. The Company estimates that the total dollar amount that the Company will spend to remediate its Year 2000 issues will not exceed $100. Despite the Company's efforts to become Year 2000 compliant, there is no assurance that the Year 2000 issue will not pose significant problems. There may be delays in the Company's remediation efforts, a failure to fully identify all Year 2000 problems in the systems, equipment or processes of the Company or its vendors or customers, or unanticipated remediation expenses, all of which could have material adverse consequences on the Company's financial position and results of operations.

    The Company believes that the most likely worst case scenario with respect to Year 2000 problems would be that the Company or the third parties with whom the Company does business would fail to successfully complete their Year 2000 remediation efforts, in which case the Company would encounter disruptions to its business that could have a material adverse effect on its financial position and results of operations. In addition to specific problems that the Company may encounter with its own systems and those of the third parties with whom the Company does business, the Company may be materially impacted by widespread economic or financial market disruptions caused by Year 2000 problems. The Company has established Year 2000 contingency plans in the event that there is a failure of the Company's Year 2000 remediation efforts or the Year 2000 remediation efforts of third parties with whom the Company does business. The Company intends to consider contingency plans in the event that its Year 2000 remediation efforts and those of such third parties appear to be ineffective or unduly delayed.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for transactions entered into after January 1, 2000. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of SFAS No. 133 will have on its results of operations and financial position. Application of the statement requirements are not anticipated to have a material impact on the Company's consolidated financial position, results of operations or loss per share as currently reported.

In March 1998, the FASB Emerging Issues Task Force ("EITF") announced a consensus on Issue No. 98-1, "Valuation of Debt Assumed in a Purchase Business Combination." This EITF reached a consensus that the amount assigned to debt assumed in a purchase business combination should be its fair value. Quoted market prices, if available, are the best evidence of the fair value of the debt. If quoted market prices are not available, management's best estimate of fair value may be based on the quoted market price of debt with similar characteristics or on valuation techniques. Therefore, if a present value technique is used, the estimated future cash flows should not ignore relevant provisions of the debt agreement (for example, the right of the issuer to prepay). Application of the statement requirements are not anticipated to have a material impact on the Company's consolidated financial position, results of operations or loss per share as currently reported.

In May 1998, the FASB Emerging Issues Task Force ("EITF") announced issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently adjustable Conversion Ratios." The EITF reached a tentative conclusion that embedded beneficial conversion features present in convertible securities should be separately valued at issuance. However, no consensus was reached for this issue. Further discussion is expected at a future meeting. Application of a consensus, once reached, is not anticipated to have a material impact on the Company's consolidated financial position, results of operations or loss per share as currently reported.

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

Losses and Accumulated Deficit. For the quarter ended June 30, 1999, the Company reported a net loss of $23.4 million and an operating loss of $22.3 million. As of June 30, 1999, the Company has a stockholders' deficit of $35.1 million. The Company is expecting to experience losses for the foreseeable future, and will require additional funding and financial support. Continued losses and/or the failure to obtain such additional funding and financial support could materially and adversely affect the business and financial condition of the Company and the value of, and the market for, the Company's equity and debt securities.

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

    Dependence on Key Customers. For the quarter ended June 30, 1999, Rank Xerox and BT accounted for approximately 19.1% and 12.8% of the Company's revenues, respectively. These revenues were almost entirely attributable to the business of Old Cerplex. There can be no assurance that such customers will not terminate any or all of their arrangements with the Company, significantly change, reduce or delay the amount of services ordered from the Company, or significantly change the terms upon which the Company and these customers do business. Any such termination, change, reduction, or delay could have a material adverse effect on the Company's business. Xerox remains the largest customer of
Cerplex, SAS. Sales from Xerox are expected to decline over the next 12 months as the contract expires in May 2000. In addition, unit volumes from BT have
been declining and are expected to continue to decline due to, among    other
things, product evolution. The future success of the Company's European operations is dependent upon replacing these declining volumes with new revenue from either these or new customers. There can be no assurance that the Company will be able to replace these declining volumes with sales to either these or new customers.

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

    Reliance on International Sales. For the quarter ended June 30, 1999, approximately 51% of the Company's sales were outside of North America. There can be no assurance that the Company will continue to be able to successfully market, sell, and deliver its products and services in these markets. Moreover, it is anticipated that the Company's contract with Rank Xerox, which accounted for approximately 19.1% of the Company's revenues for the quarter, will be phased out by May 2000. In addition to the uncertainty as to the Company's ability to maintain or expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, severance and other costs associated with work force reductions, fluctuations in currency exchange rates, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

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

    Risks Associated with Intangible Assets. As of June 30, 1999, approximately $9.7 million of the Company's total assets consisted of intangible assets. The intangible assets consist primarily of goodwill resulting from the Merger with Old Cerplex. The goodwill must be amortized over a number of years and deducted from the Company's earnings, even though the goodwill may not generate earnings to offset such deduction. There can be no assurance that the value of the Company's intangible assets will ever be realized by the Company, particularly in any sale or liquidation of the Company. However, management continues to monitor goodwill in accordance with the provisions of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of." Any significant decrease in the value of such intangible assets or increase in the rate of amortization thereof would adversely affect the Company's financial condition and results of operations.

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

        Of the Company's $39.8 million principal amount of indebtedness at June 30, 1999, $25 million principal amount of such debt (which represents total principal indebtedness under the WCAS Senior Secured Notes) bears interest at a rate that fluctuate based on changes in the LIBOR rate. A 1% change in the underlying LIBOR rate would result in a $250 change in the annual amount of interest payable on such debt.

        The Company's overseas subsidiaries operate in England and France. Both the trade receivables and the trade payables for these units are denominated in the local currency. The net balances as of June 30, 1999 were $1.7 million. The Company does not hedge these balances. See Note O to the Consolidated Financial Statements --"Foreign Operations and Major Customers" in the Company's annual report on form 10K.

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

              Inapplicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Inapplicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Inapplicable.


ITEM 5.       OTHER INFORMATION

              The Company's subsidiary, Cerplex, Ltd., has a deferred payment obligation of approximately $2.9 million owed to one of its customers, which payment obligation became due in July 1999. Cerplex, Ltd. is currently in default on such payment obligation and is presently seeking to arrange a financial guarantee of the deferred payment obligation which will be satisfactory to its customer and thereby cure the event of default.

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

     *4.3 Certificate of Designations, Preferences and Rights of Series B Senior Cumulative Preferred Stock filed on June 30, 1999 designating a series of 60,000 shares.

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

     10.3 10% Senior Subordinated Note for $1,000,000, due February 26, 2000, between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

     10.4 10% Senior Subordinated Note for $1,000,000, due February 26, 2000, between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

     10.5 10% Senior Subordinated Note for $2,000,000, due March 25, 2000, between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

     10.6 10% Senior Subordinated Note for $2,000,000, due April 21, 2000, between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

     10.7 Lease of the Company's primary headquarters facility located at 111 Pacifica Avenue, Suite 300, Irvine, CA 92618.

   * 10.8 Consent and Amendment to the Loan and Security Agreement dated June 25, 1999 between the Company, Aurora Electronics Group, Inc., Cerplex, Inc. and Cerplex Mass., Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as successor in interest to Greyrock Business Credit, a division of NationsCredit Commercial Corporation as payee.

    *10.9 Assignment of Loan dated June 25, 1999 between Greyrock Capital, a division of NationsCredit Commercial
                  Corporation as assignor and Welsh, Carson, Anderson & Stowe VII, L.P. as assignee.

   *10.10 Acknowledgement, Consent and Release by the Company, Aurora Electronics Group, Inc., Cerplex, Inc. and Cerplex Mass., Inc.

   *10.11         Release by Welsh, Carson, Anderson & Stowe VII, L.P.

   *10.12 Release of Continuing Guaranty by Greyrock Capital, a division of NationsCredit Commercial Corporation.

   *10.13 Consent by Silicon Valley Bank to the assignment documents (incorporated by reference from Exhibit 10.8 and filed with this Form 10-Q).

   *10.14 Form of the Secured Promissory Note in the amount of $25,000,000 originally issued on April 30, 1998 amended and restated on June 25, 1999 between the Company, Aurora Electronics Group, Inc., Cerplex Mass., Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P., affiliates of Welsh, Carson, Anderson & Stowe VII, L.P. and individual investors as payee.

   *10.15 Amended and Restated Secured Promissory Note in the amount of $9,024,896.72 issued on June 25, 1999 1999 between the
                  Company, Aurora Electronics Group, Inc., Cerplex Mass., Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

   *10.16 Demand Promissory Note in the amount of $11,000,000 originally issued on April 30, 1998 amended and restated on June 25, 1999 between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

   *10.17 Demand Promissory Note in the amount of $4,975,103.28 originally issued on April 30, 1998 amended and restated on June 25, 1999 between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

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

Date: August 16, 1999

                                        THE CERPLEX GROUP, INC.

                                        /s/  Richard Alston
                                        ----------------------------------------
                                        Richard Alston
                                        President and Chief Operating Officer

                                         /s/  Debbi Anders
                                        ----------------------------------------
                                        Debbi Anders
                                        Vice President of Finance
                                         (Principal Financial Officer)

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

     *4.3 Certificate of Designations, Preferences and Rights of Series B Senior Cumulative Preferred Stock filed on June 30, 1999 designating a series of 60,000 shares.

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

     10.3 10% Senior Subordinated Note for $2,000,000, due January 26, 2000, between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

     10.4           10% Senior Subordinated Note for $1,000,000, due
                    February 26, 2000, between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

     10.5 10% Senior Subordinated Note for $2,000,000, due March 25, 2000, between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

     10.6 10% Senior Subordinated Note for $2,000,000, due April 21, 2000, between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

     10.7 Lease of the Company's primary headquarters facility located at 111 Pacifica Avenue, Suite 300, Irvine, CA 92618

   * 10.8 Consent and Amendment to the Loan and Security Agreement dated June 25, 1999 between the Company, Aurora Electronics Group, Inc., Cerplex, Inc. and Cerplex Mass., Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as successor in interest to Greyrock Business Credit, a division of NationsCredit Commercial Corporation as payee.

    *10.9 Assignment of Loan dated June 25, 1999 between Greyrock Capital, a division of NationsCredit Commercial
                    Corporation as assignor and Welsh, Carson, Anderson & Stowe VII, L.P. as assignee.

   *10.10 Acknowledgement, Consent and Release by the Company, Aurora Electronics Group, Inc., Cerplex, Inc. and Cerplex Mass., Inc.

   *10.11           Release by Welsh, Carson, Anderson & Stowe VII, L.P.

   *10.12 Release of Continuing Guaranty by Greyrock Capital, a division of NationsCredit Commercial Corporation.

   *10.13 Consent by Silicon Valley Bank to the assignment documents (incorporated by reference from Exhibit 10.8 and filed with this Form 10-Q).

   *10.14 Form of the Secured Promissory Note in the amount of $25,000,000 originally issued on April 30, 1998 amended and restated on June 25, 1999 between the Company, Aurora Electronics Group, Inc., Cerplex Mass., Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P., affiliates of Welsh, Carson, Anderson & Stowe VII, L.P. and individual investors as payee.

   *10.15 Amended and Restated Secured Promissory Note in the amount of $9,024,896.72 issued on June 25, 1999 1999 between the Company, Aurora Electronics Group, Inc., Cerplex Mass., Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

   *10.16 Demand Promissory Note in the amount of $11,000,000 originally issued on April 30, 1998 amended and restated on June 25, 1999 between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

   *10.17 Demand Promissory Note in the amount of $4,975,103.28 originally issued on April 30, 1998 amended and restated on June 25, 1999 between the Company, Aurora Electronics Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson & Stowe VII, L.P. as payee.

     27             Financial Data Schedule - Article 5 of Regulation S-X.

------------

*        Filed herewith.