Form 10-K
period 1999-09-25
CERPLEX GROUP INC/DE
filed 2000-01-11
CIK 319237

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 1999

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

            111 PACIFICA AVENUE, SUITE 300, IRVINE, CALIFORNIA 92618
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (949) 754-5300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, $.03 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on December 29, 1999, based on the average of the bid and ask price per share of the Common Stock as quoted on the Nasdaq OTC Bulletin Board on such date was approximately $8,758,899.

    Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of December 29, 1999.

TITLE OF EACH CLASS OF COMMON STOCK                        NUMBER OF OUTSTANDING
   Common Stock, $.03 par value                                 7,375,915

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Form 10-K incorporates information by reference from the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders, to be filed within 120 days after the registrant's fiscal year ended September 25, 1999.

================================================================================

                             THE CERPLEX GROUP, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 1999

                                                                                                                           Page
                                                                                                                           ----
                                                                PART I
Item 1.        Business..................................................................................................     4
Item 2.        Properties................................................................................................    10
Item 3.        Legal Proceedings.........................................................................................    11
Item 4.        Submission of Matters to a Vote of Security Holders.......................................................    11

                                                                PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.....................................    11
Item 6.        Selected Financial Data...................................................................................    12
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.....................    14
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk................................................    18
Item 8.        Financial Statements and Supplementary Data...............................................................    19
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................    19

                                                               PART III

Item 10.       Directors and Executive Officers of the Registrant........................................................    19
Item 11.       Executive Compensation....................................................................................    19
Item 12.       Security Ownership of Certain Beneficial Owners and Management............................................    19
Item 13.       Certain Relationships and Related Transactions............................................................    19

                                                               PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................................    20

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    The Cerplex Group, Inc., a Delaware corporation ("Cerplex" or the "Company"), formerly known as Aurora Electronics, Inc., provides repair and logistics services, and parts sourcing and service management for manufacturers of computer, communications and electronic office equipment. In the computer marketplace, the Company primarily services display terminals, printed circuit boards, laptops, networking equipment and workstations. In the telecommunications marketplace, the Company primarily services switching systems, payphones, video conferencing products, multiplexers, mobile communications, transmission equipment, hubs and modems. In the office automation marketplace, the Company services printers, scanners, fax machines and high value products such as copiers, automatic teller machines (ATMs) and other paper-handling equipment. Until November 1999, the Company operated through its two principal subsidiaries, Cerplex, Inc. and Aurora Electronics
Group, Inc., and their subsidiaries. In connection with a bank financing arrangement that closed in November 1999, the Company merged Aurora Electronics Group, Inc. into Cerplex, Inc. Based in Irvine, California, the Company has locations in the United States and the United Kingdom.

    The Company entered the computer and electronics industry in 1992, and has expanded its operations through the acquisition of companies that supply, refurbish and recycle electronic parts and equipment. The Company's most recent acquisition was completed on April 30, 1998, when the Company, then known as Aurora Electronics, Inc., acquired The Cerplex Group, Inc., a publicly-held, Tustin, California, based provider of electronic parts repair, spare parts sales and service management ("Old Cerplex"). The acquisition was completed through a merger of a wholly-owned subsidiary of the Company into Old Cerplex, in which each share of Old Cerplex's Common Stock was converted into 1.070167 shares of the Company's Common Stock (or .1070167 shares, after giving effect to the Company's one-for-ten reverse stock split, discussed elsewhere herein). As a result of the merger, Old Cerplex became a wholly-owned subsidiary of the Company. The Company then changed its name to The Cerplex Group, Inc., and Old Cerplex changed its name to Cerplex, Inc. Following the merger, the Company's headquarters were relocated from San Diego, California, to the Tustin, California, headquarters of Old Cerplex, and subsequent to that the Company's headquarters were relocated to Irvine, California.

    In connection with the merger with Old Cerplex, the Company obtained a new bank line of credit from Greyrock Capital ("Greyrock") consisting of a $36.0 million term loan and a revolving line of credit (the "Greyrock Line of Credit") and sold $15.0 million of newly issued 10% Series A and Series B Senior Subordinated Notes and $21.55 million of newly issued 7% Senior Cumulative Convertible Preferred Stock, primarily to its principal stockholder, an investment fund managed by the investment firm of Welsh, Carson, Anderson & Stowe ("WCAS"). Funds from the bank line of credit and the sale of the 10% Series A and Series B Senior Subordinated Notes and the 7% Senior Cumulative Convertible Preferred Stock were used to repay bank loans to the Company and Old Cerplex, to repay certain other indebtedness of the Company and Old Cerplex and to provide working capital to the Company.

    On June 25, 1999 the Company consented to an assignment by Greyrock of its rights and interests under the Greyrock Line of Credit to WCAS in return for payment in full of all outstanding balances of principal and interest thereunder. WCAS repaid principal and interest outstanding under the Greyrock Line of Credit totaling $45.4 million. Concurrent with the assignment, WCAS advanced to the Company an additional $4.6 million for working capital purposes, resulting in $50.0 million of total indebtedness outstanding under the WCAS Senior Secured Notes as of June 25, 1999. The terms of the WCAS Senior Secured Notes are the same as those under the Greyrock Line of Credit except (i) the interest rate was reduced to LIBOR plus 1 3/4%; (ii) principal and interest are due on April 1, 2001; (iii) collateral consisting of the stock of the Company's subsidiaries in the UK and France that had secured the Greyrock Line of Credit was released; (iv) the negative pledge agreements covering assets owned by the Company's subsidiaries in the UK and France were terminated; and (v) the Company's obligations were no longer subject to minimum collateral borrowing base requirements previously established in the Greyrock Line of Credit. On June 30, 1999 the Company issued approximately 58,643 shares of Series B Preferred Stock at a price of $1,000 per share. The Series B Preferred Stock was issued as repayment of various obligations owed to WCAS which included $25.0 million of principal outstanding under the WCAS Senior Secured Notes, $16.5 million of principal of the 10% unsecured promissory notes ( "WCAS Notes"), approximately $15.6 million of principal of the 10% Series A Senior Subordinated Debentures, and approximately $1.5 million of accrued interest owed to WCAS under these obligations. The Series B Preferred Stock consist of 7% cumulative, non-convertible preferred shares that are redeemable by the Company at its option and redeemable by the holders upon a change of control of the Company. The terms of the merger, the related financing from WCAS, the old line of credit and the WCAS Refinancing are described in greater detail in Item 1 of this Annual Report under the heading "Merger with Old Cerplex, WCAS Financing and New Senior Loans."

     On July 20, 1999, the management of Cerplex S.A.S. ("SAS") requested assistance from the Commercial Court of Lille, France to structure a social plan for a portion of the work force. Upon review, the Commercial Court declared SAS insolvent as of July 15, 1999 and opened bankruptcy proceedings with respect to SAS. A judicial administrator was appointed by the Court to assist the management of SAS in all its activities pending the Court's decision on the development of the proceedings. The terms of assignment of the judicial administrator included reviewing SAS's condition and prospects and issuing a recommendation relating to a plan of reorganization developed by SAS management. While the administrator was overseeing SAS's operations, the Company believed that a plan of reorganization would be adopted. In the event that the administrator could not support a plan of reorganization, it would become necessary to refer the case to a liquidator pursuant to Commercial Court guidelines.

     On October 12, 1999, the Commercial Court, acting upon the recommendation of the judicial administrator, ordered the liquidation of SAS. Prior to this decision, management believed it would realize its investment in SAS through a reorganization. However, after the liquidation of SAS was ordered, the Company realized its investment in SAS was lost and should therefore be written off as of July 20, 1999, the date Cerplex, Inc. effectively lost control of its subsidiary. As a consequence of this order, the Company terminated the operations of SAS, and the liquidator has laid off substantially all employees. The liquidator is responsible for selling the company's assets and paying off SAS's debts. As the result of the cost of laying-off all employees of SAS, the value of the SAS assets may not exceed the value of its liabilities. There can be no assurance that Cerplex, Inc., as shareholder, will receive any liquidation proceeds. Accordingly, Cerplex, Inc. has written off its investment in SAS which totaled $6.2 million at July 20, 1999. Since the Company effectively lost management control as of July 20, 1999, Cerplex S.A.S. has been deconsolidated from the Company's financial statements as of that date. Based on Management's understanding and outside legal counsel's assessment of the situation in France, the Company believes there is no additional financial exposure related to the SAS liquidation, but there can be no assurances that a deficiency judgment will not be entered against Cerplex, Inc., the parent company. This is further described in Item 1 of this Annual Report under "European Operations."

SERVICES PROVIDED

    Cerplex's lines of business include the following:

    Repair Services. Through an infrastructure of specialized depot repair facilities, Cerplex provides original equipment manufacturers ("OEMs") and service providers a complete process for product repair, remanufacturing, refurbishment, conversion and upgrades. Large manufacturers and multivendor service organizations ("MVSOs") historically have maintained in-house repair centers dedicated to servicing specific proprietary products or product lines. Frequently, these repair centers are cost centers with dedicated resources. Cerplex provides an outsourced solution for some or all of the repair requirements of an OEM. To support and complement its repairs services, Cerplex also provides a variety of other ancillary services, including exchange of products to be repaired, product assembly and contract manufacturing.

    Logistics Services. Cerplex provides outsourced logistics services, including inventory and shipping control, order fulfillment, and returns to ensure its OEM customers have the necessary parts and products at the right place at the right time. Logistics management is critical in ensuring the availability of spare parts and repaired products to meet the OEM's customer demands.

    Parts Business. Cerplex provides repaired, new and reclaimed parts to OEMs and third-party maintainers ("TPMs") and other customers both as an independent business and as a complement to its depot repair services. Cerplex provides components, sub-systems and full systems for sale, lease or for use as spares in repair programs. Cerplex provides full outsourcing solutions in this area giving customers the benefit of reduced overhead and the ability to reallocate internal resources toward their core capabilities. Cerplex has two main parts programs:

        Parts Sales. The parts sales program provides multivendor parts sourcing to the information technology industry. Upon receiving an order from a customer, Cerplex will procure parts and provide for delivery through a nationwide network of parts brokers and distributors, or will pick, pack and ship parts consigned to Cerplex for warehousing and sale.

        Advanced Exchange. An advanced exchange program offers OEMs and TPMs fixed rate or lease programs on swaps for new and refurbished parts. Cerplex provides same or next day shipping on most products, which are exchanged with field replaceable units that are processed in Cerplex's depot repair programs for repair, remanufacturing, conversion or upgrade.

EUROPEAN OPERATIONS

    Cerplex serves the European market through Cerplex Ltd., a United Kingdom subsidiary. Through Cerplex Ltd. Cerplex offers its European customers an array of repair and parts services similar to those that it offers domestically. Cerplex's European operation also offers calibration services supporting the telecommunications and service industries in the United Kingdom and in Western Europe.

     On October 12, 1999, the Commercial Court, acting upon the recommendation of the judicial administrator, ordered the liquidation of SAS. After the liquidation of SAS was ordered, the Company realized its investment in SAS was lost and should therefore be written off as of July 20, 1999, the date Cerplex, Inc. lost control of its subsidiary. As a consequence of this order, SAS discontinued its operations, and the liquidator has laid off substantially all employees of SAS. The liquidator is responsible for selling SAS's assets and paying off SAS's debts. As the result of the cost of laying-off all employees, the value of the SAS assets may not exceed the value of its liabilities. There can be no assurance that Cerplex, Inc., as shareholder, will receive any liquidation proceeds. Accordingly, Cerplex, Inc. has written off its investment in Cerplex S.A.S. which totaled $6.2 million at July 20, 1999. Since the Company effectively lost management control as of July 20, 1999, SAS has been deconsolidated from the Company's financial statements as of that date. Based on Management's understanding and outside legal counsel's assessment of the situation in France, the Company believes there is no additional financial exposure related to the SAS liquidation, but there can be no assurances that a deficiency judgment will not be entered against Cerplex, Inc., the parent company.

CUSTOMERS, SALES AND MARKETING

    Cerplex markets  primarily to large  manufacturers  and service providers in the computer and peripheral, office automation and telecommunications industries. Cerplex's direct sales teams are geographically located in the United States and the United Kingdom. Cerplex's representative customers include British Telecommunications plc ("BT"), Cisco Systems, Inc., Compaq, Hewlett-Packard Company, IBM, Siemens-Nixdorf and Dell Financial Services.

     For the fiscal year ended September 25, 1999, Cerplex's two largest customers were Rank Xerox and BT. For the fiscal year ended September 25, 1999, Rank Xerox and BT accounted for approximately 18% and 15% of net revenues, respectively. These revenues were almost entirely attributable to the business of Old Cerplex. The Rank Xerox business was terminated on July 20, 1999 when the Company lost control of SAS.

COMPETITION

    Cerplex competes with the in-house repair centers of OEMs, TPMs and certain contract manufacturers for repair services. In certain instances, these entities compete directly with Cerplex for the services of unrelated OEMs and TPMs. In addition to competing with OEMs and TPMs, Cerplex also competes in the repair business with a small number of independent organizations similar in size to Cerplex and a large number of smaller companies. Cerplex believes that the key competitive factors for the repair business include: (i) scope and quality of service; (ii) price; and (iii) ability to offer rapid delivery and sophisticated logistics programs. The parts business is fragmented with widespread competition from a variety of small independent suppliers. Cerplex believes that the key competitive factors for the parts business include: (i) breadth of parts distributed; (ii) sophisticated search capabilities to enable customers to locate parts; (iii) ability to offer rapid delivery and sophisticated logistics programs; and (iv) price. Many of the companies with which Cerplex competes for repair, parts and logistics services have significantly greater financial resources than Cerplex.

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

EMPLOYEES

    As of September  25,  1999,  Cerplex had a work force of  approximately  579 employees, of which 215 were employees of Cerplex Ltd. The approximately 215 employees of Cerplex Ltd. are currently covered by collective bargaining agreements. Almost all recruitment activity is focused locally in the surrounding communities, representing all skill levels and positions ranging from entry-level trainee to skilled professional and senior-level management.

MERGER WITH OLD CERPLEX, WCAS FINANCING AND NEW SENIOR LOANS

    On April 30, 1998, Holly Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of the Company, merged with and into Old Cerplex (the "Merger"). As a result of the Merger, Old Cerplex became a wholly-owned subsidiary of the
Company. The Company changed its name to The Cerplex Group, Inc., and Old Cerplex changed its name to Cerplex, Inc. Following the Merger, the Company's headquarters were relocated from San Diego, California, to the Tustin,
California, headquarters of Old Cerplex, and subsequently to the current headquarters in Irvine, California. On November 24, 1999, the Company merged Aurora Electronics Group, Inc. into Cerplex, Inc. and the Company now conducts its operations through its wholly-owned subsidiary, Cerplex, Inc. and its subsidiaries.

     The Merger occurred pursuant to an Agreement and Plan of Merger, dated as of January 30, 1998 (the "Merger Agreement"), among the Company, Merger Sub and Old Cerplex. As a result of the Merger, each share of Old Cerplex's Common Stock was converted into the right to receive 1.070167 shares of the Company's Common Stock (or .1070167 shares, after giving effect to the Company's one-for-ten reverse stock split, discussed elsewhere herein). Old Cerplex stockholders who otherwise were entitled to fractional shares of the Company's Common Stock received cash in lieu thereof. Old Cerplex stockholders received in the aggregate approximately 38.9 million shares of the Company's Common Stock as a result of the Merger (or 3.89 million shares, after giving effect to the Company's one-for-ten reverse stock split, discussed elsewhere herein). The stock received by the Old Cerplex stockholders constituted approximately 25% of the Company's Common Stock on a fully diluted basis after giving effect to the Merger and related financings. The ratio used to exchange Old Cerplex Common Stock for the Company's Common Stock was determined through negotiations between Old Cerplex and the Company, and was approved by the respective Board of Directors of the Company and Old Cerplex. The Merger was approved at a special meeting of Old Cerplex's stockholders. An increase in the number of authorized shares of the Company's Common Stock necessary to enable the Company to issue stock in the Merger to the Old Cerplex stockholders, and the name change to The Cerplex Group, Inc., was approved at a special meeting of the Company's stockholders.

    In connection with the Merger, the Company received a line of credit from Greyrock. The Greyrock Line of Credit consisted of a $36.0 million term loan, the proceeds of which were advanced to the Company in full at the closing of the Merger, and a revolving line of credit with borrowings of up to $10.0 million depending on certain financial conditions of the Company. WCAS had guaranteed the repayment of $25.0 million of the principal amount owing by the Company at any time under the Greyrock Line of Credit. In addition, in connection with the Merger, the Company sold an aggregate of $15.0 million of newly issued 10% Series A Senior Subordinated Notes and 10% Series B Senior Subordinated Notes (collectively, the "10% Senior Subordinated Notes") and $21.55 million of newly issued 7% Senior Cumulative Convertible Preferred Stock (the "7% Convertible Preferred Stock") primarily to its principal stockholder, WCAS (the "WCAS Financing"). The aggregate consideration paid by WCAS and other purchasers for the 10% Senior Subordinated Notes and the 7% Convertible Preferred Stock consisted of approximately $12.0 million in cash, the cancellation of $21.0 million of combined indebtedness of Old Cerplex and the Company to WCAS, and the surrender of warrants held by WCAS to purchase capital stock of Old Cerplex. The cash proceeds from the WCAS Financing (approximately $12.0 million) and from borrowings under the Greyrock Line of Credit upon the closing of the Merger (approximately $38.5 million) totaled approximately $50.5 million. The $50.5 million was used in full to repay $30.0 million of indebtedness of Old Cerplex under a line of credit from Citibank, N.A., to repay $16.5 million of the Company's indebtedness under a line of credit with The Chase Manhattan Bank, N.A., and the balance to pay investment banking and other transactional fees in connection with the Merger. In addition, subsequent to the Merger, WCAS loaned the Company an additional $7.5 million, and the Company borrowed an additional $7.0 million under the Greyrock Line of Credit, both for working capital.

    On June 25, 1999 the Company consented to an assignment by Greyrock of its rights and interests under the Greyrock Line of Credit to WCAS in return for payment in full of all outstanding balances of principal and interest thereunder. WCAS repaid principal and interest outstanding under the Greyrock Line of Credit totaling $45.4 million. Concurrent with the assignment, WCAS advanced to the Company an additional $4.6 million for working capital purposes, resulting in $50.0 million of total indebtedness outstanding under the WCAS Senior Secured Notes as of June 25, 1999 (the "WCAS Refinancing"). The terms of the WCAS Senior Secured Notes are the same as those under the Greyrock Line of Credit except (i) the interest rate was reduced to LIBOR plus 1 3/4%; (ii) principal and interest are due on April 1, 2001; (iii) collateral consisting of the stock of the Company's subsidiaries in the UK and France that had secured the Greyrock Line of Credit was released; (iv) the negative pledge agreements covering assets owned by the Company's subsidiaries in the UK and France were terminated; and (v) the Company's obligations were no longer subject to minimum collateral borrowing base requirements previously established in the Greyrock Line of Credit. On June 30, 1999 the Company issued approximately 58,643 shares of Series B Preferred Stock at a price of $1,000 per share. The Series B Preferred Stock was issued as repayment of various obligations owed to WCAS which included $25.0 million of principal outstanding under the WCAS Senior Secured Notes, $16.5 million of principal of the 10% WCAS Notes, approximately $15.6 million of principal of the 10% Series A Senior Subordinated Debentures, and approximately $1.5 million of accrued interest owed to WCAS under these obligations. The Series B Preferred Stock consists of 7% cumulative, non-convertible preferred shares that are redeemable by the Company at its option and redeemable by the holders upon a change of control of the Company.

     On November 24, 1999 the Company and its subsidiary entered into a Loan and Security Agreement ("Congress Line of Credit") with Congress Financial Corporation (Western) ("Congress") providing for a $13.0 million senior secured revolving credit facility. Concurrent with this financing, WCAS agreed to subordinate its security interest in the Company's assets. The Congress Line of Credit which matures in February 2001, will provide additional working capital and financing for the Company's domestic operations. Loans under the loan agreement bear interest at fluctuating rates of either the Prime Rate, as defined, plus 1/2% or the Adjusted Eurodollar Rate, as defined, plus 2-3/4%. Borrowing availability pursuant to the Congress Line of Credit is limited by the value, as defined in the credit agreement, of assets pledged as collateral, namely accounts receivable and inventory. The agreement also contains customary financial covenants and events of default for financings of this type. The liquidation of Cerplex S.A.S. caused a default and a cross-default under the Congress loan. The Company is in discussions with Congress regarding an amendment or waiver to the loan agreement which will bring the Company back into compliance with the loan covenants. Cerplex, Inc. is the borrower under the Congress Line of Credit and the Company guarantees the repayment of its obligations thereunder.

    On December 15, 1999, Cerplex, Ltd. closed a financing arrangement (the "Burdale Loans") with Burdale Financial Limited ("Burdale"), an affiliate of Congress. The credit facility provides for advances to Cerplex Ltd. up to $2.9 million under a line of credit secured by accounts receivable (due in February
2001) and up to $3.5 million under a loan secured by real estate (due in December 2003). This credit facility was used to repay existing indebtedness to BT and will be used to finance the working capital needs of Cerplex Ltd. The Burdale Loans bear interest at fluctuating rates of LIBOR plus 2%. The Burdale Loans are covered by an agreement that provides customary financial covenants and events of default for financing arrangements of this type. Indebtedness under this agreement is guaranteed by the Company.

    The terms of the Congress Line of Credit, the Burdale Loans, the 10% Senior Subordinated Notes, the 7% Convertible Preferred Stock, and other Company debt are described in greater detail in Item 7 of this Annual Report under, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

REVERSE STOCK SPLIT, CONVERSION OF PREFERRED STOCK, AND CURRENT CAPITALIZATION

    On October 5, 1998, a majority of the outstanding capital stock of the Company entitled to vote, voted at a Special Meeting of Stockholders to effect a one-for-ten reverse stock split (the "One-for-Ten Reverse Split"), in which each ten shares of the Company's Common Stock were converted into one share of the Company's Common Stock. Stockholders who would have received fractional shares of Common Stock as a result of the One-for-Ten Reverse Split, were paid, in lieu of receiving fractional shares, cash in an amount equal to $0.104 per share. Unless otherwise stated, figures as to the number of shares outstanding, earnings per share, exercise price to convert the 7% Convertible Preferred Stock and other per share figures stated in this Annual Report and in the Financial Statements included herein, reflect the One-for-Ten Reverse Split. Immediately following the One-for-Ten Reverse Split, the outstanding capital stock of the Company consisted of 215,500 shares of 7% Convertible Preferred Stock, 44,000 shares of Series A Convertible Preferred Stock and 7,118,285 shares of Common Stock. Subsequent to the One-for-Ten Reverse Split, on November 19, 1998, 249,233 shares of the Company's Common Stock were issued as a result of the conversion of 44,000 shares of Preferred Stock of the Company that had been issued to WCAS and other stockholders prior to the Merger. A majority of such Preferred Stock was held by WCAS. As a majority holder of such Preferred Stock, WCAS elected to cause all of the shares of such Preferred Stock to be converted to Common Stock of the Company. On June 30, 1999 the Company issued approximately 58,643 shares of Series B Preferred Stock at a price of $1,000 per share. The Series B Preferred Stock was issued as repayment of various obligations owed to WCAS which included $25.0 million of principal outstanding under the WCAS Senior Secured Notes, $16.5 million of principal of the 10% WCAS Notes, approximately $15.6 million of principal of the 10% Series A Senior Subordinated Debentures, and approximately $1.5 million of accrued interest owed to WCAS under these obligations. The Series B Preferred Stock consists of 7% cumulative, non-convertible preferred shares that are redeemable by the Company at its option and redeemable at the option of the holders only upon a change of control of the Company. As of December 29, 1999, there were 7,375,915 shares of the Company's Common Stock outstanding.

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

     High Degree of Leverage; Future Capital Requirements. As of December 15, 1999 the Company had approximately $42.3 million principal amount of indebtedness outstanding, which consisted of: (i) $25.9 million indebtedness under the WCAS secured loan; (ii) $0.4 million indebtedness under the Company's 10% Series B Senior Subordinated Notes; (iii) $10.4 million indebtedness under the Company's 7 3/4% Convertible Subordinated Debentures; (iv) $3.0 million indebtedness under the Burdale Loans; (v) $2.4 million indebtedness under the Congress Line of Credit; and (vi) $0.2 million of other indebtedness consisting primarily of equipment leases. The Company also had as of December 15, 1999, $21.55 million outstanding (excluding accrued dividends of $8,942,000) of its mandatorily redeemable 7% Convertible Preferred Stock. The payment terms of the debt and preferred stock are described in Item 7 of this Annual Report under, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." It is anticipated that the Company's cash from operations will not be sufficient to enable it to meet its debt service and preferred stock redemption requirements, and the Company will be required to obtain additional funds through equity or debt financings in order not to default on its debt or mandatorily redeemable preferred stock. In many cases, if the Company defaults on a particular debt, the default will cause other debts of the Company to be in default and come due early. The liquidation of Cerplex S.A.S. may cause the acceleration of all the material debt instruments of the Company, either because it triggers a default or a cross-default under such instruments. Unless appropriate waivers are obtained by the Company, the acceleration of such debt would have a material adverse effect on the Company. The Company is currently in the process of preparing a waiver request from its debt holders and is engaged in discussions with its senior lenders regarding the default. The degree to which the Company is leveraged could adversely affect its ability to obtain additional financing and could make it more vulnerable to economic downturns and competitive pressures. The terms of any equity financings have in the past been, and may in the future be, dilutive to the Company's stockholders, and the terms of any debt financings are likely to contain restrictive covenants which limit the Company's ability to pursue certain courses of action. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company will experience severe liquidity problems. This matter raises substantial doubt about the Company's ability to continue as a going concern.

     Losses and Accumulated Deficit. For the fiscal year ended September 25, 1999, the Company reported a net loss of $50.6 million and an operating loss of $47.1 million. As of September 25, 1999, the Company had a stockholders' deficit of $47.5 million. The Company is expecting to experience losses for the foreseeable future, and will require additional funding. Continued losses and/or the failure to obtain such additional funding could materially and adversely affect the business and financial condition of the Company and the value of, and the market for, the Company's equity and debt securities.

    Control by WCAS. WCAS owns approximately 69% of the Company's voting capital stock, which consists of WCAS's ownership of shares of the Company's outstanding Common Stock, and shares of the Company's 7% Convertible Preferred Stock (which give the holders thereof the right to vote on all matters on which the holders of Common Stock are entitled to vote, as if the 7% Convertible Preferred Stock had been converted to Common Stock). As a result, WCAS is able to control all matters requiring approval by the Company's stockholders, including the election of directors. The Company's Board of Directors has the authority to issue additional shares of preferred stock in one or more series and fix the rights, preferences, privileges and restrictions granted to or imposed upon any such shares of preferred stock. The issuance of such preferred stock may adversely affect voting and dividend rights, rights upon liquidation and other rights of holders of the Company's Common Stock and may result in immediate and substantial dilution to the holders of the Common Stock. The issuance of such preferred stock and the control by WCAS of the Company may also have the effect of delaying, deferring or preventing a change in control of the Company.

    Dependence on Key Customers. For the fiscal year ended September 25, 1999, Rank Xerox and BT accounted for approximately 18% and 15% of the Company's revenues, respectively. These revenues were almost entirely attributable to the business of Old Cerplex. The Rank Xerox business was terminated on July 20, 1999, when the Company lost control of Cerplex S.A.S. This is described in Item 1 of this Annual Report under "European Operations."

While certain multi-year contracts are in effect which govern the work the Company performs for BT, there can be no assurance that BT will not terminate any or all of their arrangements with the Company, significantly change, reduce or delay the amount of services ordered from the Company, or significantly change the terms upon which the Company and BT does business. Any such termination, change, reduction, or delay could have a material adverse effect on the Company's business.

    Competition. The Company competes with the in-house repair and service centers of OEMs, TPMs and certain contract manufacturers. There is no indication that these companies will choose to outsource their repair and service needs. In certain instances, these companies compete directly with the Company to provide services to third party OEMs and TPMs. Moreover, the industry in which the Company operates is fragmented, and the Company faces competition from a variety of small independent suppliers. Competition for business from OEM, TPM and MVSO customers is based on a number of factors, including breadth of services provided and price. Certain of the Company's competitors have greater revenue or larger capitalizations than the Company. There can be no assurance that the Company will be able to compete effectively in its target markets.

     Reliance on International Sales. For the fiscal year ended September 25, 1999, approximately 21% of the Company's sales were from its U.K. subsidary and approximately 29% of the Company's sales were from its French subsidiary, which has been deconsolidated. These revenues were almost entirely attributable to the business of Old Cerplex. There can be no assurance that the Company will be able to successfully market, sell, and deliver its products and services in these markets. Moreover, as a result of the liquidation of Cerplex S.A.S., the Company terminated its contract with Rank Xerox, which accounted for approximately 18% of the Company's revenues for the 1999 fiscal year. In addition to the uncertainty as to the Company's ability to maintain or expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, severance and other costs associated with work force reductions, fluctuations in currency exchange rates, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

    Reliance on Short Term Purchase Orders and Contracts. The Company generally distributes parts to, and receives its recyclable material from customers pursuant to non-exclusive contracts that do not contain guaranteed or minimum quantities and are subject to cancellation on short notice at the customer's discretion. Similarly, the Company's repair contracts are typically subject to termination on short notice at the customer's discretion, and purchase orders under such contracts typically only cover services over a 90-day period.

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

    Risks Associated with Intangible Assets. As of September 25, 1999, approximately $9.6 million of the Company's total assets consisted of intangible assets. The intangible assets consist primarily of goodwill resulting from the Merger with Old Cerplex. The goodwill must be amortized over a number of years and deducted from the Company's earnings, even though the goodwill may not generate earnings to offset such deduction. There can be no assurance that the value of the Company's intangible assets will ever be realized by the Company, particularly in any sale or liquidation of the Company. Any significant decrease in the value of such intangible assets or increase in the rate of amortization thereof would adversely affect the Company's financial condition and results of operations.

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

     Year 2000 Risks. The Year 2000 risk is the result of computer programs, microprocessors and embedded date reliant systems using two digits rather than four to define the applicable year. This may result in the incorrect processing of dates prior to, during and after the Year 2000. Incorrect processing may result in claims against the Company if it is unable to properly manage data related to the Year 2000. In addition to Year 2000 errors on the part of the Company, the Company is vulnerable to its key suppliers' failure to remedy their own Year 2000 issues, which could delay shipments of essential components, thereby disrupting or halting the Company's operations. The Company also relies, both domestically and internationally, upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. The Company has implemented programs to remediate potential Year 2000 problems in its systems and has communicated with certain of its significant suppliers to evaluate their Year 2000 readiness plans. There is no assurance that the Company or parties with whom it deals will not suffer business disruption caused by a Year 2000 issue. Such failures could have a material adverse effect on the Company's financial condition and results of operations. Subsequent to January 1, 2000, the Company has encountered only minimal problems related to Year 2000 issues. However, there can be no assurance that future Year 2000 issues, if any, will be inconsequential. This is described in greater detail in Item 7 of this Annual Report under, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

ITEM 2. PROPERTIES

     The Company leases certain office and warehouse facilities under operating leases and subleases which expire at various dates during the next six years. The Company believes that its existing facilities are adequate for its current business. The Company's executive offices are located at the Irvine, California, facility listed below. A description of the facilities leased and subleased by the Company as of December 15, 1999 is as follows:

                                             SQUARE
LOCATION                                     FOOTAGE  LEASE EXPIRATION
--------                                    --------- ----------------
Jeffersontown, Kentucky.................     77,000   November 2001
Tewksbury, Massachusetts................    250,180   May 2005
Livermore, California...................    124,914   June 2003
Irvine, California - Headquarters.......     23,660   February 2004
Irvine, California - Warehouse..........     10,240   March 2002

  In addition, the Company's European subsidiary owns land and buildings in Enfield, England.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 30, 1999 a requisite number of the Company's security holders approved, by written consent, the designation and issuance of the Series B Senior Cumulative Preferred Stock.

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

                                   FISCAL YEAR 1999          FISCAL YEAR 1998
                                  (OCTOBER 1, 1998 TO       (OCTOBER 1, 1997 TO
                                  SEPTEMBER 25, 1999)       SEPTEMBER 30, 1998)
                                  -------------------       -------------------
                                   HIGH          LOW         HIGH         LOW
                                ---------    ---------     -------      ------
First Quarter..............     $    1.75    $    0.09     $ 16.00      $ 7.50
Second Quarter.............     $    1.16    $    0.53     $ 11.10      $ 2.70
Third Quarter..............     $    1.00    $    0.38     $  6.10      $ 2.50
Fourth Quarter.............     $    2.06    $    0.88     $  4.20      $ 0.90

    On December 16, 1999, the closing bid price per share of the Common Stock as reported on the OTC Bulletin Board was $1.125. As of December 16, 1999, the Company had 1,018 holders of record of its Common Stock.

    The Company has not paid any cash or stock dividends on its Common Stock since September 30, 1993. At present, it is the policy of the Company to retain all earnings for reinvestment into the Company. In addition, the Congress Line of Credit prohibits payment of cash dividends.

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

                                               (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                        FOR THE
                                         YEAR
                                         ENDED
                                        SEPTEMBER          FOR THE YEAR ENDED SEPTEMBER 30,
                                          25,      -----------------------------------------------
                                          1999        1998         1997         1996         1995
                                        ---------   ---------  ---------    ---------    ---------
 OPERATING DATA
 Net revenues......................     $  93,346   $  66,423  $  64,892    $  98,019    $ 141,852
                                        ---------   ---------  ---------    ---------    ---------
 Gross profit......................         3,685       4,869     12,986       24,443       34,582
 Selling, general and administrative
   expenses........................        22,304      23,145     23,466       25,943       28,170
 Amortization of intangibles.......        24,295(1)    3,701     34,044(2)    18,042(3)     9,073(4)
 Restructuring charge and other....         4,170(5)       --         --           --        5,643(6)
                                        ---------   ---------  ---------    ---------    ---------
 Operating loss....................       (47,084)    (21,977)   (44,524)     (19,542)      (8,304)
 Interest expense..................        (6,415)     (5,465)    (4,050)      (6,221)      (5,522)
 Other income (expense), net.......         1,617      (1,653)      (498)      (1,284)         116
                                        ---------   ---------  ---------    ---------    ---------
 Loss  from   continuing   operations
    before taxes...................       (51,882)    (29,095)   (49,072)     (27,047)     (13,710)
 Net loss..........................     $ (50,606)  $ (29,095) $ (49,605)   $ (30,353)   $ (15,030)
                                        =========   =========  =========    =========    =========
 Loss from continuing operations before
   taxes per share(6)..............     $   (7.08)  $   (7.57) $  (73.57)   $  (37.78)   $   (16.36)
 Net loss per share(6).............     $   (6.90)  $   (7.57) $  (74.37)   $  (42.39)   $   (17.94)
 Net loss applicable to common
   shareholders(6).................     $   (7.25)  $   (8.26) $  (78.60)   $  (44.40)   $   (17.94)
 Weighted average number of common
   shares(6).......................         7,333       3,843        667          716          838

--------------------------------------------------------------------------------

(1) During the third quarter of fiscal 1999, approximately $18,375 relating to a write-down of intangible assets acquired in fiscal 1998 in connection with the merger with Old Cerplex was charged to operations.

(2) During the fourth quarter of fiscal 1997, approximately $29,602 relating to a write-down of intangible assets acquired in fiscal 1994 in connection with the Century acquisition and $3,390 of computer systems and software development costs were charged to operations.

(3) During the fourth quarter of fiscal 1996, approximately $16,580 relating to a write-down of intangible assets acquired in fiscal 1992 in connection with the Micro-C Corporation acquisition was charged to operations.

(4) During fiscal 1995, approximately $7,400 relating to a write-down of intangible assets associated with the repair business acquired in fiscal 1993 in connection with the FRS, Inc. acquisition was charged to operations.

(5) During fiscal 1999, approximately ($2,006) related to a reduction in accruals, offset by $6,176 related to the loss due to loss of control of SAS were charged to operations.

(6) During fiscal 1995, the Company substantially completed a major corporate reorganization into two core businesses operating through the integrated circuits recycling and recovery division and the spare parts distribution division.

(7) Per share figures and figures for the number of shares outstanding have been adjusted to reflect the One-for-Ten Reverse Split that occurred on October 5, 1998.

                                        AS OF                 AS OF SEPTEMBER 30,
                                      SEPTEMBER  --------------------------------------------
                                         25,
                                         1999       1998        1997       1996       1995
                                      ---------- ----------  ---------  ---------   --------
BALANCE SHEET DATA
Working capital (deficit).........     $(36,496) $ (55,415)  $  (3,113) $     610   $    196
Total assets......................       35,631    100,541      14,629     52,788     80,716
Long-term obligations (less current
  maturities).....................           --     25,782      36,585     25,842     46,183
Redeemable convertible preferred
  stock...........................       30,492     34,150      46,722     40,000         --
Stockholders' equity (deficit)....      (47,539)   (59,208)    (83,320)   (31,690)    12,338
Dividends declared................           --         --          --         --         --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides repair and logistics services, and parts sourcing and service management for manufacturers of computer, communications and electronic office equipment. In the computer marketplace, the Company primarily services display terminals, printed circuit boards, laptops, networking equipment and workstations. In the telecommunications marketplace, the Company primarily services switching systems, payphones, video conferencing products, multiplexers, mobile communications, transmission equipment, hubs and modems. In the office automation marketplace, the Company services printers, scanners, fax machines and high value products such as copiers, automatic teller machines
(ATMs) and other paper-handling equipment. Until November 1999 the Company operated through its two principal subsidiaries, Cerplex, Inc. and Aurora
Electronics Group, Inc., and their subsidiaries. In connection with a bank financing arrangement that closed in November 1999, the Company merged Aurora Electronics Group, Inc. into Cerplex, Inc. Based in Irvine, California, the Company has locations in the United States and the United Kingdom.

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

     The primary factors affecting the Company's repair business include, but are not limited to, the pricing of the Company's services and the utilization of the Company's resources that constitute fixed costs. Pricing in the Company's industry is very competitive and price discounting could adversely affect the Company's operating results. In addition, the Company has made a significant investment in facilities, equipment and personnel. While the Company's facilities have the capability of generating significantly more repair services volume than current levels, the Company and Old Cerplex have, due to a variety of factors, experienced decreasing revenues which have resulted in significant operating losses. In particular, BT and Rank Xerox constituted Old Cerplex's and the Company's largest customers in the last fiscal year. The contract with Rank Xerox has been terminated as a result of the liquidation and resultant deconsolidation of SAS. There can be no assurance that revenues from BT or other customers will not decline in the future. The failure of the Company to develop additional business from new and existing customers could have a material adverse effect on the Company's business.

CORPORATE HISTORY

    The Company was formed on September 30, 1992. Prior to September 30, 1992, the Company was known as BSN Corp. and was engaged in the sporting goods industry. From 1990 through 1992, BSN divested itself of a majority of its sporting goods assets and, effective September 30, 1992, announced that all of its remaining sporting goods assets would be accounted for as discontinued operations and that such operations would be sold. Effective September 30, 1992, the Company entered the computer and electronics industry through the acquisition of Micro-C Corporation, a San Diego, California based company founded in 1985, which provided both integrated circuits ("IC") recycling services to computer OEMs and memory IC distribution services for semiconductor manufacturers. Effective September 30, 1993, the Company acquired FRS, Inc., a Sacramento, California, based company founded in 1984, which provided depot repair services to computer and peripheral OEMs. Effective March 1, 1994, the Company acquired Century Computer Marketing, a Marina del Rey, California, based company founded in 1984, which was a leading supplier of new and refurbished spare parts to the computer maintenance market.

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

    In April 1998, the Company completed the Merger with Old Cerplex, in which a wholly-owned subsidiary of the Company merged into Old Cerplex and each share of Old Cerplex's Common Stock was converted into 1.070167 shares of the Company's Common Stock (or .1070167 shares after giving effect to the Company's One-for-Ten Reverse Split). As a result of the Merger, Old Cerplex became a wholly-owned subsidiary of the Company. The Company changed its name to The Cerplex Group, Inc., and Old Cerplex changed its name to Cerplex, Inc. Until November 1999, the Company conducted its operations through two wholly-owned subsidiaries, Cerplex, Inc. and Aurora Electronics Group, Inc., and their subsidiaries. In November 1999, the Company merged Aurora Electronics Group, Inc. into Cerplex, Inc.

    On June 25, 1999 the Company consented to an assignment by Greyrock of its rights and interests under the Greyrock Line of Credit to WCAS in return for payment in full of all outstanding balances of principal and interest thereunder. WCAS repaid principal and interest outstanding under the Greyrock Line of Credit totaling $45.4 million. Concurrent with the assignment, WCAS advanced to the Company an additional $4.6 million for working capital purposes, resulting in $50.0 million of total indebtedness outstanding under the WCAS Senior Secured Notes as of June 25, 1999. The terms of the WCAS Senior Secured Notes are the same as those under the Greyrock Line of Credit except (i) the interest rate was reduced to LIBOR plus 1 3/4%; (ii) principal and interest are due on April 1, 2001; (iii) collateral consisting of the stock of the Company's subsidiaries in the UK and France that had secured the Greyrock Line of Credit was released; (iv) the negative pledge agreements covering assets owned by the Company's subsidiaries in the UK and France were terminated; and (v) the Company's obligations were no longer subject to minimum collateral borrowing base requirements previously established in the Greyrock Line of Credit. On June 30, 1999 the Company issued approximately 58,643 shares of Series B Preferred Stock at a price of $1,000 per share. The Series B Preferred Stock was issued as repayment of various obligations owed to WCAS which included $25.0 million of principal outstanding under the WCAS Senior Secured Notes, $16.5 million of principal of the 10% unsecured promissory notes ( "WCAS Notes"), approximately $15.6 million of principal of the 10% Series A Senior Subordinated Debentures, and approximately $1.5 million of accrued interest owed to WCAS under these obligations. The Series B Preferred Stock consist of 7% cumulative, non-convertible preferred shares that are redeemable by the Company at its option and redeemable by the holders upon a change of control of the Company.

     As of April 30, 1998 following the merger of Cerplex and Aurora Electronics, Inc., the Company recorded an excess of purchase price over net assets acquired totaling approximately $40.6 million. Since that time, the Company has closed and consolidated several of its operations, exited certain lines of business and has revised its estimates for expected future cash flows from continuing operations. Based on these estimates and the goodwill ascribed to closed and discontinued operations, the Company determined, in the quarter ended June 30, 1999, that an impairment charge of approximately $18.4 million was necessary. The carrying value of goodwill as of June 30, 1999, after the impairment charge, was approximately $9.7 million. The blended average life of the goodwill attributable to all operations originally acquired was five years. However, subsequent to the write-off of terminated operations, the remaining operations have a 15 year remaining useful life.

     On July 20, 1999, the management of SAS requested assistance from the Commercial Court of Lille, France to structure a social plan for a portion of the work force. Upon review, the Commercial Court declared SAS insolvent as of July 15, 1999 and opened bankruptcy proceedings with respect to SAS. A judicial administrator was appointed by the Court to assist the management of SAS in all its activities pending the Court's decision on the development of the proceedings. The terms of assignment of the judicial administrator included reviewing SAS's condition and prospects and issuing a recommendation relating to a plan of reorganization developed by SAS management. While the administrator was overseeing SAS's operations, the Company believed that a plan of reorganization would be adopted. In the event that the administrator could not support a plan of reorganization, it would become necessary to refer the case to a liquidator pursuant to Commercial Court guidelines.

     On October 12, 1999, the Commercial Court, acting upon the recommendation of the judicial administrator, ordered the liquidation of SAS. Prior to this decision, management believed it would realize its investment in SAS through a reorganization. However, after the liquidation of SAS was ordered, the Company realized its investment in SAS was lost and should therefore be written off as of July 20, 1999, the date Cerplex, Inc. lost control of its subsidiary. As a consequence of this order, the Company terminated the operations of SAS, and the liquidator has laid off substantially all employees. The liquidator is responsible for selling the assets and paying off the debts of SAS. As the result of the cost of laying-off all employees, the value of the SAS assets may not exceed the value of its liabilities. There can be no assurance that Cerplex, Inc., as shareholder, will receive any liquidation proceeds. Accordingly, Cerplex, Inc. has written off its investment in SAS which totaled $6.2 million at July 20, 1999.

    Since the Company effectively lost management control as of July 20, 1999, SAS has been deconsolidated from the Company's financial statements as of that date. Based on Management's understanding and outside legal counsel's assessment of the situation in France, the Company believes there is no additional financial exposure related to the SAS liquidation, but there can be no assurances that a deficiency judgment will not entered against Cerplex, Inc., the parent company. This is further described in Item 1 of this Annual Report under "European Operations."

RESULTS OF OPERATIONS YEAR ENDED SEPTEMBER 25, 1999 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1998

     Net revenues for the year ended September 25, 1999 for the Company were $93,346,000 as compared to $66,423,000 for the year ended September 30, 1998. The Company's increase in revenues was attributable to the revenues of Old Cerplex which were included for the full fiscal year in 1999 as compared to fiscal 1998, which recorded revenues from the date of the merger in April 1998.

     Gross profit for fiscal 1999 was $3,685,000 (4.0% of net revenues) as compared to gross profit of $4,869,000 (7.3% of net revenues) for fiscal 1998. The decrease in gross profit was due primarily to the lower gross profit contribution of Old Cerplex which is included for a full year in fiscal 1999.

     Selling, general and administrative expenses for fiscal 1999 were $22,304,000 (23.9% of revenue) as compared $23,145,000 (34.8% of revenue) for fiscal 1998. The decrease as a percentage of revenues was due to the reduction in employees primarily related to the closing and consolidation of certain depot repair facilities coupled with the increase in revenues.

     Amortization expense for fiscal 1999 was $24,295,000 as compared to $3,701,000 for fiscal 1998. Fiscal 1999 included write-offs of goodwill totaling approximately $18,375,000 and amortization related to the goodwill associated with Old Cerplex for the entire fiscal year. Additionally, the remaining goodwill after the write-off, began amortization over the remaining 15 years of useful life in June, 1999.

     Reduction in accruals for fiscal 1999 was $(2,006,000) due to estimates related to certain Aurora accruals established in 1998 and earlier years which were reduced by approximately $1.2 million and accruals related to inventory and accounts payable established in 1998 and earlier years which were analyzed and reduced by approximately $0.8 million during the quarter ended June 30, 1999. The estimates were reduced based on the receipt of new information, negotiations and settlements, which became available or occurred at that time.

     Loss due to loss of control of subsidiary for fiscal 1999 was $6,176,000 due to the write-off of the investment in SAS. As a result of the Commercial Court in France appointing an administrator and subsequently appointing a liquidator during the fourth quarter of 1999, the Company lost control of SAS and management determined that it was unlikely that the Company would receive any net proceeds from the liquidation of SAS. Prior to the Commercial Court appointing a liquidator, management believed it would realize its investment in SAS through a reorganization. The loss of control of subsidiary will materially reduce revenues and reduce some selling, general and administrative expenses in future periods.

     Net interest expense for fiscal 1999 was $6,415,000 (6.9% of net revenues) as compared to $5,465,000 (8.2% of net revenues) for fiscal 1998. The increase in interest expense is due to higher loan balances on the Greyrock Line of Credit.

     Other income for fiscal 1999 was $1,617,000 and other expense for fiscal 1998 was $1,653,000, consisting of miscellaneous non-operating items each year.

     Provision for income tax was $10,000 in fiscal 1999 as compared to $0 in fiscal 1998. Both provisions include a valuation allowance provided for a deferred tax asset that was not expected to be realized.

     Gain on discontinued operations was $1,286,000 in fiscal 1999 due to the Company subleasing the property related to the sporting goods operations and eliminating the need for the remaining reserve.

     Net loss for fiscal 1999 was $50,606,000 as compared to $29,095,000 in fiscal 1998. The fiscal 1999 loss includes $18,375,000 of write-offs due to goodwill impairment, $6,176,000 loss due to loss of control of subsidiary, offset by $2,006,000 income from reduction of accruals. If this $22,545,000 of net write-offs is excluded from the loss for fiscal 1999, the loss for fiscal 1999 was $28,061,000 as compared to $29,095,000 for fiscal 1998.

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

     Provision for income tax was $0 in fiscal 1998 as compared to $533,000 in fiscal 1997. The fiscal 1997 provision includes a $500 valuation allowance provided for a deferred tax asset that was not expected to be realized.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment, level of operating losses and required debt principal payments. The Company had a working capital deficit of $36.5 million as of September 25, 1999 as compared to a working capital deficit of $55.4 million as of September 30, 1998. See Note A of Notes to Consolidated Financial Statements -- "Current Financial Condition."

     The Company's most immediate liquidity concern is its potential inability to repay its indebtedness under the sinking fund payment for the 7 3/4% Convertible Subordinated Debentures. This matter raises doubt as to the Company's ability to continue as a going concern. The liquidation of Cerplex S.A.S. may cause the acceleration of all the material debt instruments of the Company, either because it triggers a default or a cross-default under such instruments. Unless appropriate waivers are obtained by the Company, the acceleration of such debt would have a material adverse effect on the Company. The Company is currently in the process of preparing a waiver request from its debt holders and is engaged in discussions with its senior lenders regarding the default. See Note A of Notes to Consolidated Financial Statements -- "Current Financial Condition."

     In addition to the possible need for capital to make the sinking fund payment, management believes the Company will require substantial additional working capital during fiscal 2000. Management believes that the Company will continue to experience operating losses and negative cash flow during part or all of fiscal 2000.

     The Company is highly leveraged, and has significant debt repayment obligations and preferred stock redemption obligations. As of December 15, 1999 the Company had approximately $42.3 million principal amount of indebtedness outstanding, which consisted of: (i) $25.9 million indebtedness under the WCAS secured loan; (ii) $0.4 million indebtedness under the Company's 10% Series B Senior Subordinated Notes; (iii) $10.4 million indebtedness under the Company's 7 3/4% Convertible Subordinated Debentures; (iv) $3.0 million indebtedness under the Burdale Loans; (v) $2.4 million indebtedness under the Congress Line of Credit; and (vi) $0.2 million of other indebtedness consisting primarily of equipment leases. The Company also had as of December 15, 1999, $21.55 million outstanding (excluding accrued dividends) of its mandatorily redeemable 7% Convertible Preferred Stock. Set forth below is a summary of the terms of such indebtedness, as well as redemption and other obligations of the Company's outstanding preferred stock.

     10% Series B Senior Subordinated Notes. As of December 15, 1999, there was approximately $0.4 million principal amount outstanding of the Company's 10% Series B Senior Subordinated Notes. These notes were sold to certain public stockholders. The Series B 10% Senior Subordinated Notes are subordinate in right of payment to all bank debt and other senior indebtedness of Cerplex but rank senior to all outstanding subordinated indebtedness. The Series B 10% Senior Subordinated Notes are general, unsecured obligations of the Company and bear interest at 10% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year, beginning on June 30, 1998. The Series B 10% Senior Subordinated Notes mature in three equal annual installments commencing on December 31, 2002. The 10% Senior Subordinated Notes may be prepaid at any time at the option of the Company in whole or in part, upon not less than 20 or more than 60 days' notice at the unpaid principal amount thereof plus accrued and unpaid interest.

     7 3/4% Convertible Subordinated Debentures. As of December 15, 1999, there was approximately $10.4 million principal amount outstanding of the Company's 7 3/4% Convertible Subordinated Debentures (the "Debentures"). The Debentures mature April 15, 2001 and are convertible into Common Stock of the Company at a conversion price, subject to adjustment in certain instances, of approximately $116.60 per share, and are redeemable at the option of the Company at face value plus accrued interest thereon. The Company is required to make a partial sinking fund payment of $1,826,000 in 2000 on the Debentures. The Debentures bear interest at 7 3/4% payable on April 14 and October 14 of each year through maturity.


     WCAS Senior Secured Notes. As of December 15, 1999, there was $25.9 million principal and interest outstanding under the WCAS Senior Secured Notes. The notes were issued on June 25, 1999 as part of a capital restructuring in which the Company consented to an assignment to WCAS by Greyrock of Greyrock's rights and interest under the Greyrock Line of Credit to WCAS in return for payment in full of all outstanding balances of principal and interest thereunder. WCAS repaid principal and interest outstanding under the Greyrock Line of Credit totaling $45.4 million. Concurrent with the assignment, WCAS advanced to the Company an additional $4.6 million for working capital purposes, resulting in $50.0 million of total indebtedness outstanding under the WCAS Senior Secured Notes as of June 25, 1999. The terms of the WCAS Senior Secured Notes are the same as those under the Greyrock Line of Credit except (i) the interest rate was reduced to LIBOR plus 1 3/4%; (ii) principal and interest are due on April 1, 2001; (iii) collateral consisting of the stock of the Company's subsidiaries in the UK and France that had secured the Greyrock Line of Credit was released;
(iv) the negative pledge agreements covering assets owned by the Company's subsidiaries in the UK and France were terminated; and (v) the Company's obligations were no longer subject to minimum collateral borrowing base requirements previously established in the Greyrock Line of Credit. On June 30, 1999 the Company issued approximately 58,643 shares of Series B Preferred Stock at a price of $1,000 per share. The Series B Preferred Stock was issued as repayment of various obligations owed to WCAS which included $25.0 million of principal outstanding under the WCAS Senior Secured Notes, $16.5 million of principal of the 10% unsecured promissory notes ("WCAS Notes"), approximately $15.6 million of principal of the 10% Series A Senior Subordinated Debentures, and approximately $1.5 million of accrued interest owed to WCAS under these obligations. The Series B Preferred Stock consist of 7% cumulative, non-convertible non-voting preferred shares that are redeemable by the Company at its option and redeemable by the holders upon a change of control of the Company. On November 24, 1999, WCAS agreed to release their collateral to allow the Company to pledge the collateral to Congress Financial.

     Congress Line of Credit. On November 24, 1999 the Company and its subsidiary entered into a Loan and Security Agreement providing for a $13.0 million senior secured revolving credit facility. Concurrent with this financing, WCAS agreed to subordinate its security interest in the Company's assets. The Congress Line of Credit, which matures in February 2001, will provide additional working capital and financing for the Company's domestic operations. Loans under the loan agreement bear interest at fluctuating rates of either the Prime Rate, as defined, plus 1/2% or the Adjusted Eurodollar Rate, as defined, plus 2-3/4%. Borrowing availability pursuant to the Congress Line of Credit is limited by the value, as defined in the credit agreement, of assets pledged as collateral, namely accounts receivable and inventory. The agreement also contains customary financial covenants and events of default for financings of this type. Cerplex, Inc. is the borrower under the Congress Line of Credit and the Company guarantees the repayment of its obligations thereunder.

    Secured Note Payable to BT. As of September 25, 1999, there was $3.0 million principal amount outstanding under a promissory note to BT (the "BT Note"). In July 1994 Old Cerplex purchased the operating assets of BT Repair Services for cash and assumed the BT Note in an original principal amount of GBP2.5 million. The BT Note was paid off in full, including accrued interest, on December 15, 1999 with proceeds from the Burdale Debenture. (See Burdale Line of Credit.)

     Burdale Line of Credit. On December 15, 1999, Cerplex, Ltd. closed the Burdale Loans with Burdale, an affiliate of Congress. The credit facility, which matures in February 2001, provides for advances to Cerplex Ltd. up to $2.9 million under a line of credit secured by accounts receivable. The Burdale Debenture, which matures in December 2003, provides up to $3.5 million under a loan secured by real estate. The Burdale Debenture was used to repay existing indebtedness to BT and the line of credit will be used to finance the working capital needs of Cerplex Ltd. The Burdale Loans bear interest at fluctuating rates of LIBOR plus 2%. The Burdale Loans are covered by an agreement that provides customary financial covenants and events of default for financing arrangements of this type. Indebtedness under this agreement is guaranteed by the Company.

     Other Debt. As of September 25, 1999, there was $0.2 million principal amount of other debt outstanding, consisting primarily of secured equipment financing and capital lease obligations with interest rates ranging from 8.9% to 12.9%, due in monthly installments through 2000.

    7% Senior Cumulative Convertible Preferred Stock. As of September 25, 1999, there was $21.55 million amount outstanding (excluding accrued dividends) of the Company's 7% Convertible Preferred Stock (215,500 shares at $100 per share). Holders of the 7% Convertible Preferred Stock are entitled to receive dividends of $7.00 per share per annum (or 7% of the face amount), payable when and as declared by the Company's Board of Directors. Unpaid dividends are cumulative and accrue. Accrued but unpaid dividends do not bear interest. The 7%
Convertible   Preferred   Stock  must  be  redeemed  by  the  Company  in  equal
installments on each of December 31, 2006 and 2007. In addition, the 7% Convertible Preferred Stock is redeemable at the option of the holders thereof upon a change of control of the Company, which includes the sale of 50% or more of the voting power of all outstanding shares of the Company to a party other than WCAS. In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of the 7% Convertible Preferred Stock are entitled to receive a liquidation preference in the amount of $100 per share of the 7% Convertible Preferred Stock, plus accrued and unpaid dividends thereon, prior and in preference to any distribution to holders of any class of capital stock of the Company junior to such 7% Convertible Preferred Stock. The 7% Convertible Preferred Stock is convertible in whole or in part at the option of the holders thereof. Each share of 7% Convertible Preferred Stock is convertible into 40 shares of the Company's Common Stock upon payment of the conversion price of $2.50 (subject to anti-dilution adjustment under certain circumstances).

     During 1999, the Company refinanced debt or converted debt to equity, totaling $104.0 million, consisting of $45.4 million outstanding under the Greyrock Line of Credit and $58.6 million of indebtedness owed to WCAS pursuant to the $25.0 million of senior secured indebtedness, $15.6 million of principal of the 10% Series A Senior Subordinated Debentures, and $16.5 million principal of the 10% unsecured promissory notes, plus $1.5 million of accrued interest thereon. The funding sources for the repayment of such indebtedness consisted of a $50.0 million WCAS Senior Secured Note and the issuance of $58.6 million of Series B senior cumulative preferred stock.

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

     The Company implemented a program that was intended to enable the Company to become Year 2000 compliant. The Company used management information systems
(MIS) personnel knowledgeable regarding Year 2000 problems to determine the extent of work necessary for the Company to become Year 2000 compliant and attempt to remedy such problems. The Company purchased and installed certain software and hardware intended to upgrade its networked personal computer system to be Year 2000 compliant. More significantly, the Company obtained the source code for the Company's main operating systems software that the Company modified to be Year 2000 compliant. In addition, the Company has discussed Year 2000 issues with certain of its significant suppliers and customers to evaluate their Year 2000 readiness, and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to the Company, and the ability of such customers to continue to provide business to the Company. The Company's internal systems, equipment and processes are now substantially Year 2000 compliant. The Company has completed the analysis and remediation of potential Year 2000 problems with its significant suppliers and customers. Despite the Company's efforts to become Year 2000 compliant, there is no assurance that the Year 2000 issue will not pose significant problems. There may be a failure to fully identify all Year 2000 problems in the systems, equipment or processes of the Company or its vendors or customers, or unanticipated remediation expenses, all of which could have material adverse consequences on the Company's financial position and results of operations. Subsequent to January 1, 2000, the Company has encountered only minimal problems related to Year 2000 issues. The cost of remediation has been immaterial and the cost of future remediation efforts is expected to be immaterial.

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

NEW ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. In August 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting
Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133., An Amendment of FASB Statement No. 133," which defers the effective date of SFAS 133 to all fiscal quarters or fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

     In 1998, the AICPA issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. This pronouncement is effective for financial statements of years beginning after December 31, 1998, with earlier application encouraged. The Company does not believe that the adoption of this pronouncement will have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risks with respect to its variable rate debt and its cash flows, receivables and payables denominated in foreign currencies.

     Of the Company's $39.4 million principal amount of indebtedness at September 25, 1999, $25.4 million principal amount of such debt (which represents total principal indebtedness on the WCAS Senior Secured Notes) bears interest at a rate that fluctuates based on changes in the LIBOR rate. A 1% change in the underlying LIBOR rate would result in a $254,000 change in the annual amount of interest payable on such debt.

     The Company's overseas subsidiary operates in the United Kingdom. Both the trade receivables and the trade payables for this unit are denominated in the local currency. The Company does not hedge these balances. See Note O to the Consolidated Financial Statements -- "Foreign Operations and Major Customers."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements and Schedule appear in a separate section of this Annual Report, beginning on pages F-1 and S-1, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 16, 1998, the Board of Directors of the Company dismissed Arthur Andersen LLP as the Company's independent accountants, and on September 17, 1998 engaged KPMG LLP as the Company's independent accountants, who had been the independent accountants for Old Cerplex prior to the Company's acquisition of Old Cerplex. The Consolidated Financial Statements included herein for the fiscal year ended September 30, 1997 were audited by Arthur Andersen LLP, and the Consolidated Financial Statements for the fiscal years ended September 30, 1998 and September 25, 1999 were audited by KPMG LLP. In connection with Arthur Andersen's audits for fiscal year 1997, and through Arthur Andersen's dismissal on September 16, 1998, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference thereto in their report on the financial statements for such years. The dismissal of Arthur Andersen LLP was reported in greater detail in the Company's Report on Form 8-K filed on September 22, 1998.

                                    PART III

    The information required by Part III is omitted from this Annual Report because the Company will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") within 120 days of the Company's fiscal year ended September 25, 1999 in connection with the Company's Annual Meeting of Stockholders. The Proxy Statement will contain the information that would otherwise be included in Part III of this Annual Report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Item 10 will be provided in the Company's Proxy Statement, to be filed within 120 days of the Company's fiscal year ended September 25, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to Item 11 will be provided in the Company's Proxy Statement, to be filed within 120 days of the Company's fiscal year ended September 25, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to Item 12 will be provided in the Company's Proxy Statement, to be filed within 120 days of the Company's fiscal year ended September 25, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to Item 13 will be provided in the Company's Proxy Statement, to be filed within 120 days of the Company's fiscal year ended September 25, 1999.

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

          4.3     Certificate of Designations,  preferences and Rights of Series
                  B Senior  Cumulative  preferred  Stock  filed on June 30, 1999
                  designating  a  series  of  60,000  shares  (incorporated   by
                  reference from Exhibit 4.3 of the Company's  Quarterly  Report on Form 10-Q for the quarter  ended June 30, 1999 and filed on
                  August 16,1999).

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

          10.3    10% Senior  Subordinated Note for $2,000,000,  due January 26,
                  2000, between the Company,  Aurora Electronics Group, Inc. and
                  Cerplex,  Inc. as payors and Welsh,  Carson,  Anderson & Stowe
                  VII,  L.P. as payee  (incorporated  by reference  from Exhibit
                  10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and filed on May 17, 1999).

         EXHIBIT
         NUMBER                    DESCRIPTION OF EXHIBITS
         ------                    -----------------------

          10.4    10% Senior Subordinated Note for $1,000,000,  due February 26,
                  2000, between the Company,  Aurora Electronics Group, Inc. and
                  Cerplex,  Inc. as payors and Welsh,  Carson,  Anderson & Stowe
                  VII,  L.P. as payee  (incorporated  by reference  from Exhibit
                  10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and filed on May 17, 1999).

         10.5     10% Senior  Subordinated  Note for  $2,000,000,  due March 25,
                  2000, between the Company,  Aurora Electronics Group, Inc. and
                  Cerplex,  Inc. as payors and Welsh,  Carson,  Anderson & Stowe
                  VII,  L.P. as payee  (incorporated  by reference  from Exhibit
                  10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and filed on May 17, 1999).

         10.6     10% Senior  Subordinated  Note for  $2,000,000,  due April 21,
                  2000, between the Company,  Aurora Electronics Group, Inc. and
                  Cerplex,  Inc. as payors and Welsh,  Carson,  Anderson & Stowe
                  VII,  L.P. as payee  (incorporated  by reference  from Exhibit
                  10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and filed on May 17, 1999).

         10.7     Lease of the Company's primary  headquarters  facility located
                  at  111  Pacifica  Avenue,   Suite  300,   Irvine,   CA  92618
                  (incorporated  by reference from Exhibit 10.7 of the Company's
                  Quarterly  Report on Form 10-Q for the quarter ended March 31,
                  1999 and filed on May 17, 1999).

         10.8     Consent and Amendment to the Loan and Security Agreement dated
                  June 25, 1999 between the Company,  Aurora  Electronics Group,
                  Inc.,  Cerplex,  Inc.  and Cerplex  Mass.,  Inc. as payors and
                  Welsh,  Carson,  Anderson & Stowe VII,  L.P. as  successor  in
                  interest  to   Greyrock   Business   Credit,   a  division  of
                  NationsCredit Commercial Corporation as payee (incorporated by reference from Exhibit 10.8 of the Company's  Quarterly Report on Form 10-Q for the quarter  ended June 30, 1999 and filed on
                  August 16, 1999).

         10.9     Assignment  of Loan  dated  June  25,  1999  between  Greyrock
                  Capital, a division of NationsCredit Commercial Corporation as assignor and Welsh, Carson, Anderson & Stowe VII, L.P. as assignee (incorporated by reference from Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1999 and filed on August 16, 1999).

         10.10    Acknowledgement,  Consent and Release by the  Company,  Aurora
                  Electronics Group, Inc., Cerplex, Inc. and Cerplex Mass., Inc.
                  (incorporated by reference from Exhibit 10.10 of the Company's
                  Quarterly  Report on Form 10-Q for the quarter  ended June 30,
                  1999 and filed on August 16, 1999).


         10.11    Release  by  Welsh,   Carson,   Anderson  &  Stowe  VII,  L.P.
                  (incorporated by reference from Exhibit 10.11 of the Company's
                  Quarterly  Report on Form 10-Q for the quarter  ended June 30,
                  1999 and filed on August 16, 1999).

         10.12    Release of Continuing Guaranty by Greyrock Capital, a division
                  of  NationsCredit  Commercial  Corporation   (incorporated  by
                  reference from Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q for the quarter  ended June 30, 1999 and filed on
                  August 16, 1999).

         10.13    Consent by Silicon  Valley  Bank to the  assignment  documents
                  (incorporated by reference from Exhibit 10.13 of the Company's
                  Quarterly  Report on Form 10-Q for the quarter  ended June 30,
                  1999 and filed on August 16, 1999).

         10.14    Form  of  the  Secured   Promissory  Note  in  the  amount  of
                  $25,000,000  originally  issued on April 30, 1998  amended and
                  restated  on  June  25,  1999  between  the  Company,   Aurora
                  Electronics Group, Inc., Cerplex Mass., Inc. and Cerplex, Inc.
                  as  payors  and  Welsh,  Carson,  Anderson  & Stowe  VII L.P., affiliates  of Welsh  Carson,  Anderson & Stowe VII,  L.P. and
                  individual  investors as payee (incorporated by reference from
                  Exhibit 10.14 of the Company's  Quarterly  Report on Form 10-Q
                  for the  quarter  ended June 30,  1999 and filed on August 16,
                  1999).

         10.15 Amended and Restated Secured promissory Note in the amount of $9,024,896.72 issued on June 25, 1999 between the Company,
                  Aurora  Electronics  Group,  Inc.,  Cerplex  Mass.,  Inc.  and
                  Cerplex,  Inc. as payors and Welsh,  Carson,  Anderson & Stowe
                  VII,  L.P. as payee  (incorporated  by reference  from Exhibit
                  10.15 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and filed on August 16, 1999).

         10.16    Demand   Promissory  Note  in  the  amount  of  $11,000,000.00
                  originally  issued on April 30, 1998  amended and  restated on
                  June 25, 1999 between the Company,  Aurora  Electronics Group,
                  Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson &
                  Stowe VII,  L.P.  as payee  (incorporated  by  reference  from
                  Exhibit 10.16 of the Company's  Quarterly  Report on Form 10-Q
                  for the  quarter  ended June 30,  1999 and filed on August 16,
                  1999).

         10.17    Demand   Promissory  Note  in  the  amount  of   $4,975,103.28
                  originally  issued on April 30, 1998  amended and  restated on
                  June 25, 1999 between the Company,  Aurora  Electronics Group,
                  Inc. and Cerplex, Inc. as payors and Welsh, Carson, Anderson &
                  Stowe VII,  L.P.  as payee  (incorporated  by  reference  from
                  Exhibit 10.17 of the Company's  Quarterly  Report on Form 10-Q
                  for the  quarter  ended June 30,  1999 and filed on August 16,
                  1999).

         10.18 Loan and Security Agreement dated November 24, 1999 by and among Congress Financial Corporation (Western) as lender and Cerplex, Inc. as borrower and The Cerplex Group, Inc. as
                  Guarantor (incorporated by reference from Exhibit 4.1 of the Company's Report on Form 8-K dated December 1, 1999).

        *10.19    Deed of  Debenture  dated  December  15, 1999  between  Cerplex
                  Limited as borrower and Burdale Financial Limited as lender.

        *10.20 Guarantee and Indemnity agreement dated December 14, 1999 between The Cerplex Group, Inc. as a guarantor and Burdale
                  Financial Limited as lender.


        *10.21    Facility  Agreement  dated  December 14, 1999 between  Cerplex
                  Limited as borrower and Burdale Financial Limited as lender.

         *23.1    Consent of KPMG LLP.

         *23.2    Consent of Arthur Andersen LLP.

         *27      Financial Data Schedule.

         *99.1 Liquidation of Cerplex S.A.S. - Unaudited pro froma financial information

--------------------

* Filed herewith.

(b) Reports on Form 8-K.

     The following current reports on Form 8-K were filed by the Company subsequent to the last quarter of the fiscal year ended September 25, 1999:

    1. Current report on Form 8-K filed December 1, 1999 regarding the liquidation of Cerplex S.A.S.

    2.  Current report on Form 8-K filed December 1, 1999 regarding the loan and
        security  agreement  with  Congress  Financial   Corporation   (Western)
        providing for a $13 million senior secured revolving credit facility.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 10, 2000
                                          THE CERPLEX GROUP, INC.


                                          By:  /s/      DEBBI ANDERS
                                               -----------------------------
                                                        Debbi Anders
                                                   Vice President, Finance

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

                       Signature                                                 Title                                   Date
                       ---------                                                 -----                                   ----
/s/   GEORGE L. MCTAVISH                                          Chairman of the Board of Directors               January 10, 2000
-----------------------------------------------------                 and Chief Executive Officer
George L. McTavish                                                   (Principal Executive Officer)

/s/   RICHARD ALSTON                                              President & Chief Operating Officer              January 10, 2000
-----------------------------------------------------
Richard Alston

/s/   DEBBI ANDERS                                                      Vice President, Finance                    January 10, 2000
-----------------------------------------------------
Debbi Anders
                                                                     (Principal Financial Officer)

/s/   ROBERT M. NELSON                                             Corporate Controller (Controller)               January 10, 2000
-----------------------------------------------------
Robert M. Nelson

/s/   THOMAS E. MCINERNEY                                                      Director                            January 10, 2000
-----------------------------------------------------
Thomas E. McInerney

/s/   BRUCE ANDERSON                                                           Director                            January 10, 2000
-----------------------------------------------------
Bruce Anderson

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES

          INDEX TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                                              PAGE
                                                                                                              ----
Reports of Independent Auditors..........................................................................      F-2
Consolidated Balance Sheets as of September 25, 1999 and September 30, 1998..............................      F-4
Consolidated Statements of Operations for the year ended  September 25, 1999 and the years ended
   September 30, 1998 and 1997...........................................................................      F-5
Consolidated Statements of Stockholders' Deficit for the year ended September 25, 1999 and
   the years ended September 30, 1998 and 1997...........................................................      F-6
Consolidated Statements of Cash Flows for the year ended September 25, 1999 and the years ended
   September 30, 1998 and 1997...........................................................................      F-7
Notes to Consolidated Financial Statements...............................................................      F-8
Schedule II -- Valuation and Qualifying Accounts for the year ended September 25, 1999 and the years
   ended September 30, 1998 and 1997.....................................................................      S-1

    All other financial statement schedules are omitted as the required information is presented in the consolidated financial statements or the notes thereto or is not necessary.

                          INDEPENDENT AUDITORS' REPORTS

The Board of Directors
The Cerplex Group, Inc.

     We have audited the accompanying consolidated balance sheets of The Cerplex Group, Inc. and subsidiaries (formerly known as Aurora Electronics, Inc.) as of September 25, 1999 and September 30, 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as of and for the years ended September 25, 1999 and September 30, 1998, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of Cerplex's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cerplex Group, Inc. and subsidiaries as of September 25, 1999 and September 30, 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that The Cerplex Group, Inc. will continue as a going concern. As discussed in Note A to the consolidated financial statements, The Cerplex Group, Inc. has suffered recurring losses from operations, has net stockholders' and working capital deficiencies, is in default on substantially all of its debt obligations and does not have the necessary funds to pay substantially all of its debt obligations which are in default or which mature in fiscal year 2000. In addition, the Company's losses are expected to continue for the forseeable future, and the Company will require additional funding and financial support. These factors raise substantial doubt about The Cerplex Group's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ KPMG LLP

Orange County, California
December 20, 1999

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Aurora Electronics, Inc.:

     We have audited the accompanying consolidated balance sheet of Aurora Electronics, Inc. (a Delaware Corporation) and subsidiaries as of September 30, 1997 (not separately presented herein), and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Electronics, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                              ARTHUR ANDERSEN LLP

Orange County, California
January 12, 1998

                             THE CERPLEX GROUP, INC.
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                                   September 25, 1999    September 30, 1998
                                                                                   ------------------    ------------------
Current assets:
  Cash and cash equivalents........................................................     $     382             $  14,196
  Trade receivables, less allowance for doubtful accounts of
     $912 ($2,511 in 1998).........................................................         9,234                12,416
  Inventories......................................................................         5,375                 6,626
  Other current assets.............................................................         1,191                 4,628
                                                                                        ---------             ---------
  Total current assets.............................................................        16,182                37,866
Property, p\lant and equipment, net.................................................         9,406                25,021
Goodwill, net......................................................................         9,560                37,202
Intangible and other assets, net...................................................           483                   452
                                                                                        ---------             ---------
          Total assets.............................................................     $  35,631             $ 100,541
                                                                                        =========             =========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt................................................     $  39,406             $  53,886
  Accounts payable.................................................................         6,674                 9,903
  Accrued liabilities..............................................................         4,802                14,165
  Accrued interest.................................................................           458                 1,424
  Current portion of reserve for discontinued operations...........................            --                   154
  Income taxes payable.............................................................            --                 1,271
  Other current liabilities........................................................         1,338                12,478
                                                                                        ---------             ---------
Total current liabilities..........................................................        52,678                93,281
Long-term debt.....................................................................            --                25,782
Reserve for discontinued operations................................................            --                 1,822
Other long-term liabilities........................................................            --                 4,714
Commitments and contingencies (notes Q and R)
Subsequent events (notes H and S)

Redeemable convertible preferred stock, 216 shares issued
  (260 shares in 1998).............................................................        30,492                34,150
Stockholders' deficit:
  Series B senior cumulative preferred stock, 58,643 shares issued.................        59,669                    --
  Common stock, 75,000 shares authorized, 7,850 shares
     issued (7,601 shares issued in 1998)..........................................         2,270                 2,262
  Additional paid-in capital.......................................................       121,601               116,400
  Accumulated deficit..............................................................      (214,415)             (161,232)
  Treasury stock, at cost, 474 shares (474 shares in
     1998).........................................................................       (16,675)              (16,675)
  Accumulated other comprehensive income...........................................            11                    37
                                                                                        ---------             ---------
Total stockholders' deficit........................................................       (47,539)              (59,208)
                                                                                        ---------             ---------
          Total liabilities and stockholders' deficit..............................     $  35,631             $ 100,541
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

                            THE CERPLEX GROUP, INC.
                  (formerly known as Aurora Electronics, Inc.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share figures)


                                                                             Years Ended
                                                                  ----------------------------------
                                                                                  September 30,
                                                                  September 25, --------------------
                                                                      1999        1998        1997
                                                                    --------    --------    --------

Net revenues ....................................................   $ 93,346    $ 66,423    $ 64,892
Cost of sales ...................................................     89,661      61,554      51,906
                                                                    --------    --------    --------
Gross profit ....................................................      3,685       4,869      12,986
Selling, general and administrative expense: ....................     22,304      23,145      23,466
Amortization of intangibles, including write-offs of $18,375,
     $405 and $32,992 in 1999, 1998 and 1997, respectively ......     24,295       3,701      34,044
Reduction in accruals ...........................................     (2,006)         --          --
Loss on loss of control of subsidiary ...........................      6,176          --          --
                                                                    --------    --------    --------
Operating loss ..................................................    (47,084)    (21,977)    (44,524)
Interest expense ................................................     (6,415)     (5,465)     (4,050)
Other income (expense), net .....................................      1,617      (1,653)       (498)
                                                                    --------    --------    --------
Loss from continuing operations before provision for income taxes    (51,882)    (29,095)    (49,072)
Provision for incomes taxes .....................................         10          --         533
                                                                    --------    --------    --------
Loss from continuing operations .................................    (51,892)    (29,095)    (49,605)
Discontinued operations, net of income taxes and valuation
     allowance:
     Gain on discontinued operations ............................      1,286          --          --
                                                                    --------    --------    --------
Net loss ........................................................    (50,606)    (29,095)    (49,605)
Accrued dividends on preferred stock ............................     (2,577)     (2,665)     (2,822)
                                                                    --------    --------    --------
Net loss applicable to common shareholders ......................   $(53,183)   $(31,760)   $(52,427)
                                                                    ========    ========    ========

Gain (Loss) per share of common stock applicable to common
  shareholders:
     Basic and diluted loss on continuing operations ............   $  (7.43)   $  (8.26)   $ (78.60)
     Basic and diluted gain on discontinued operations ..........       0.18          --          --
                                                                    --------    --------    --------
Net loss per basic and diluted share of common stock applicable
     to common shareholders......................................   $  (7.25)   $  (8.26)   $ (78.60)
                                                                    ========    ========    ========

Weighted average number of common shares outstanding ............      7,333       3,843         667
                                                                    ========    ========    ========

                             THE CERPLEX GROUP, INC.

                   (formerly known as Aurora Electronics, Inc)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                    (in thousands, except per share figures)


                                                            SERIES B   SENIOR       ADDITIONAL
                                                         CUMULATIVE   CONVERTIBLE
                                     COMMON STOCK           PREFERRED   STOCK         PAID IN      ACCUMULATED      TREASURY
                                  SHARES      AMOUNT       SHARES      AMOUNT       CAPITAL        DEFICIT         STOCK
                                --------------------------------------------------------------------------------------------
Balances at September 30,
1996.......................           1,049       $ 315        --         --       $ 61,679      $  (77,045)    $ (16,639)
Comprehensive Loss:
  Net loss.................                                                                      $  (49,605)           --
  Currency Translation ....                                                                              --            --
Comprehensive Loss ........                                                                              --            --
Issuance of common stock -
acquisitions...............              23      $   7         --         --      $     380              --            --
Issuance of common stock -
employee bonuses...........               9      $   3         --         --      $     151              --            --
Issuance of common stock -
litigation.................              78      $  23         --         --      $     (23)             --            --
Financing costs - warrants
issued for guarantees on
 bank debt.................              --         --         --         --      $     256              --            --
Accretion of dividends on
redeemable convertible
preferred..................              --         --         --         --             --     $    (2,822)           --
                                ---------------------------------------------------------------------------------------------
Balances at September 30,
1997.......................          1,159     $   348         --         --      $  62,443     $  (129,472)    $ (16,639)
                                =============================================================================================
Comprehensive Loss:
  Net loss.................             --          --         --         --             --     $   (29,095)           --
  Currency Translation.....             --          --         --         --             --              --            --
Comprehensive Loss.........             --          --         --         --             --              --            --
Issuance of common stock -
acquisition................          3,890     $ 1,167         --         --      $   6,616              --            --
Conversion of Series A, B, C,
D redeemable convertible
preferred stock...........           2,544     $   747                    --      $  47,341              --            --
Repurchase of common
stock.....................               8          --         --         --             --              --     $     (36)
Accretion of dividends on
Redeemable Convertible
Preferred Stock...........              --          --         --         --             --     $    (2,665)           --
                                --------------------------------------------------------------------------------------------
Balances at September 30,
1998.......................          7,601     $ 2,262         --     $   --      $ 116,400     $  (161,232)    $ (16,675)
                                ============================================================================================
Comprehensive Loss:
  Net loss................              --          --         --         --             --     $   (50,606)           --
  Currency Translation....              --          --         --         --             --              --            --
Comprehensive Loss........              --          --         --         --             --              --            --
Conversion of Preferred
Stock into Common Stock...             249     $     8         --         --      $   5,201              --            --
Dividends Cumulative
Preferred Series A........              --          --         --         --             --     $    (1,551)           --
Issuance of Series B
senior cumulative
preferred stock...........             --           --     58,643   $ 58,643             --              --            --
Accretion of dividends on
Series B Preferred Stock..             --           --         --   $  1,026             --     $    (1,026)           --
                               ----------------------------------------------------------------------------------------------
Balances at September 25,
1999.......................         7,850      $ 2,270     58,643   $ 59,669      $ 121,601     $  (214,415)    $ (16,675)
                               ==============================================================================================

                                 ACCUMULATED OTHER
                                   COMPREHENSIVE                      COMPREHENSIVE
                                    INCOME(LOSS)       TOTAL          INCOME(LOSS)
                                ---------------------------------   --------------------
Balances at September 30,
1996.......................          $     --          $(31,690)                     --
Comprehensive Loss:
  Net loss.................                --          $(49,605)            $   (49,605)
  Currency Translation ....                --          $     --                      --
                                                                    -------------------
Comprehensive Loss ........                --                --             $   (49,605)
                                                                    ===================
Issuance of common stock -
acquisitions...............                --          $    387                      --
Issuance of common stock -
employee bonuses...........                --          $    154                      --
Issuance of common stock -
litigation.................                --                --                      --
Financing costs - warrants
issued for guarantees on
 bank debt.................                --          $    256                      --
Accretion of dividends on
redeemable convertible
preferred.................                 --          $ (2,822)                     --
                              ---------------------------------------------------------
Balances at September 30,
1997.......................                --          $(83,320)                     --
                              =========================================================
Comprehensive Loss:
  Net loss.................                --          $(29,095)            $   (29,095)
  Currency Translation.....          $     37          $     37                      37
                                                                   --------------------
Comprehensive Loss.........                --                --             $   (29,058)
Issuance of common stock -                                         ====================
acquisition................                --          $  7,783                      --
Conversion of Series A, B, C,
D redeemable convertible
preferred stock...........                 --          $ 48,088                      --
Repurchase of common
stock.....................                 --          $    (36)                     --
Accretion of dividends on
Redeemable Convertible
Preferred Stock...........                 --          $ (2,665)                     --
                              -------------------------------------
Balances at September 30,
1998.......................          $     37           $(59,208)                   --
                              =====================================
Comprehensive Loss:
  Net loss................                --           $(50,606)            $  (50,606)
  Currency Translation....           $   (26)          $    (26)                   (26)
                                                                    ------------------
Comprehensive Loss........                --                 --             $  (50,632)
                                                                    ==================
Conversion of Preferred
Stock into Common Stock...                --           $  5,209                     --
Dividends Cumulative
Preferred Series A........                --           $ (1,551)                    --
Issuance of Series B
senior cumulative
preferred stock...........                --           $ 58,643                     --
Accretion of dividends on
Series B Preferred Stock..                --           $      0                     --
                              ---------------------------------
Balances at September 25,
1999.......................         $     11           $(47,539)                    --
                              =================================

    The accompanying notes are an integral part of these financial statements.

                             THE CERPLEX GROUP, INC.
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  YEARS ENDED
                                                                                       ------------------------------------
                                                                                       SEPTEMBER          SEPTEMBER 30,
                                                                                                    -----------------------
                                                                                       25, 1999        1998        1997
                                                                                       ---------    ----------- -----------
         CASH FLOWS USED BY OPERATING ACTIVITIES:
         Net loss..................................................................     $(50,606)   $ (29,095)  $ (49,605)
           Adjustments to reconcile net loss to net cash flows
             used by operating activities:
             Depreciation and amortization, including write-offs of intangibles....       27,893        4,994      32,322
             Noncash interest expense..............................................        3,732        2,008       2,044
             Loss on disposition of assets.........................................        1,030          224       3,390
             Foreign currency translation..........................................          (26)          37          --
             Changes in assets and liabilities, net of acquisitions:
               Trade receivables, inventories and other assets.....................          965        8,202       4,227
               Accounts payable, accrued compensation and other
                  liabilities......................................................      (12,476)     (12,730)     (1,389)
               Accrued interest and income taxes
                  receivable/payable...............................................         (587)        (489)         70
               Deferred income taxes...............................................           --           --         500
                                                                                        --------    ---------   ---------
           Net cash flows used by continuing operations............................      (30,075)     (26,849)     (8,441)
           Net cash flows used by discontinued operations..........................       (1,976)        (614)       (478)
           Loss on loss of control of subsidiary, net of cash......................        3,548           --          --
                                                                                        --------    ---------   ---------
           Net cash flows used by operating activities.............................      (28,503)     (27,463)     (8,919)
                                                                                        --------    ---------   ---------
         CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
           Acquisition of property, plant and equipment............................       (1,411)      (1,106)     (3,053)
           Purchase of treasury stock, net.........................................           --          (36)         --
           Purchase of Old Cerplex, net of cash acquired...........................           --       13,681          --
                                                                                        --------    ---------   ---------
           Net cash flows from (used by) investing activities......................       (1,411)      12,539      (3,053)
                                                                                        --------    ---------   ---------
         CASH FLOWS FROM FINANCING ACTIVITIES:
           Payments on debt........................................................           --      (59,500)     (1,405)
           Issuance of redeemable convertible preferred stock......................           --       22,750       2,500
           Issuance of senior subordinated debentures..............................           --       15,000          --
           Proceeds from senior secured notes......................................        4,600           --          --
           Proceeds from promissory notes..........................................       11,500        5,000          --
           Proceeds from LIBOR revolving line of credit and term
             debt..................................................................           --       45,547          --
           Advances under line of credit...........................................           --           --       9,663
                                                                                        --------    ---------   ---------
           Net cash flows from financing activities................................       16,100      28,797      10,758
                                                                                        --------    ---------   ---------
           Net change in cash and cash equivalents.................................      (13,814)      13,873      (1,214)
         Cash and cash equivalents at beginning of period..........................       14,196          323       1,537
                                                                                        --------    ---------   ---------
         Cash and cash equivalents at end of period................................          382    $  14,196   $     323
                                                                                        ========    =========   =========
         SUPPLEMENTAL DISCLOSURES:
           Cash paid for:
             Interest..............................................................     $  2,725    $   3,456   $   1,907
                                                                                        ========    =========   =========
             Income taxes..........................................................     $    150    $      30   $      42
                                                                                        ========    =========   =========
         SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
           ACTIVITIES:
           Issuance of common stock to acquire Old Cerplex.........................     $     --        7,783          --
                                                                                        ========    =========   =========
           Conversion of 10% senior debt to redeemable convertible
             preferred stock.......................................................     $     --    $  10,101   $      --
                                                                                        ========    =========   =========
           Issuance of common stock for employee bonuses...........................     $     --    $      --   $     154
                                                                                        ========    =========   =========
           Accretion of dividends on redeemable convertible preferred
             stock.................................................................     $  2,577    $   2,665   $   2,882
                                                                                        ========    =========   =========
           Conversion of redeemable convertible preferred stock into
             common stock..........................................................     $  5,209    $  48,088   $      --
                                                                                        ========    =========   =========
           Conversion of various WCAS debt instruments and accrued interest into
             series B cumulative preferred stock...................................     $ 58,643    $      --   $      --
                                                                                        ========    =========   =========
           Net long term assets written off due to loss of control of subsidiary...     $  6,946           --          --
                                                                                        ========    =========   =========
           Reduction in goodwill due to reduction in accruals                           $  3,738           --          --
                                                                                        ========    =========   =========

   The accompanying notes are an integral part of these financial statements.

                    THE CERPLEX GROUP, INC. AND SUBSIDIARIES
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)

GENERAL

     The  Cerplex  Group,   Inc.  (the  "Company")  was  formerly  named  Aurora
Electronics, Inc. The Company changed its name during 1998 in connection with its acquisition of The Cerplex Group ("Old Cerplex"). See Note C.

    On October 5, 1998, the Company effected a one for ten reverse common stock split. All share and per share amounts in the accompanying consolidated financial statements have been restated to reflect this split. At this time the amount of authorized Common Stock was established at 75,000.

NOTE A -- CURRENT FINANCIAL CONDITION

    During the year ended September 25, 1999 and the years ended September 30, 1998, and 1997, the Company experienced recurring operating losses. As a result of these losses, at September 25, 1999 the Company has a deficit of $47,539 in stockholders' equity and negative working capital of $36,496. In addition, since a recapitalization of the Company in March 1996, the Company has relied primarily upon the financial support of its largest stockholder for additional capital. On September 25, 1999 the Company had $3.0 million outstanding under a secured note payable to one of its customers. This note was subsequently paid in full on December 15, 1999. In fiscal 2000, the Company will be required to make a sinking fund payment of $1.8 million on the 7 3/4% convertible subordinated debentures. The liquidation of Cerplex S.A.S. may cause the acceleration of all the material debt instruments of the Company, either because it triggers a default or a cross-default under such instruments. Unless appropriate waivers are obtained by the Company, the acceleration of such debt would have a material adverse effect on the Company. The Company is currently in the process of preparing a waiver request from its debt holders and is engaged in discussions with its senior lenders regarding the default. Though the Company intends to make efforts to increase revenues to improve operations, the Company's losses are expected to continue for the foreseeable future and the Company will require additional funding and financial support from its largest stockholder or another third party. There can be no assurance that such additional funding and financial support will be available on acceptable terms, or that such funds, if available, would enable the Company to continue operating, or that the Company will be successful in increasing revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization. The Company provides repair and logistics services and parts sourcing and service management to major personal computer manufacturers and field service organizations.

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

     Fiscal Year. In fiscal 1999, the Company adopted a fiscal year for reporting purposes ending on the last Saturday of September (September 25, 1999). The Company's fiscal quarters are on a 13-week basis ending on the Saturday nearest to the quarter end. Previously the fiscal year ended on September 30. The effect of this change is insignificant.

    Cash and Cash Equivalents. The Company considers all liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Write-downs for cost in excess of net realizable value are determined periodically by comparing expected sales prices and volumes to cost and quantity of inventory on hand.

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

    Intangible and Other Long-Lived Assets. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is being amortized on a straight-line basis over the expected periods to be benefited. Goodwill associated with the acquisition of Old Cerplex was initially being amortized based on a blended average of five years. As discussed below, and in Note C, events during fiscal 1999 resulted in the write-off of a portion of the goodwill associated with the acquisition of Old Cerplex. The remaining goodwill is related to operations with a remaining useful life of 15 years. Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Further, any such assets that are to be disposed of are reported at the lower of carrying amount or fair value less cost to sell, except for assets covered by the Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." In accordance with these policies, on April 30, 1998 following the merger of Cerplex and Aurora Electronics, Inc. ("Merger"), the Company recorded an excess of purchase price over net assets acquired totalling approximately $40.6 million ("Goodwill"). Management allocated Goodwill based on estimates of future cash flows expected from the Company's operations at that time. Since that time, the Company has closed and consolidated several of its operations, exited certain lines of business and has revised its estimates for expected future cash flows from the remaining continuing operations. Refer to Note C for further details.

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

     Earnings Per Share. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of primary and fully diluted EPS that was previously required. SFAS No. 128 required additional informational disclosures, and also made certain modifications to the currently applicable EPS calculations defined in APB Opinion No. 15. The new standard was required to be adopted by all public companies for reporting periods ending after December 15, 1997, and required restatement of EPS for all prior periods reported. Basic earnings per share and diluted earnings (loss) per share are the same as to previously reported primary and fully diluted earnings (loss) per share.

    Basic  earnings  (loss) per common  share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding after adding to loss from operations cumulative dividends to holders of the Company's redeemable convertible preferred stock.

     Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the sum of the weighted average number of common shares outstanding and common stock equivalents. For all years presented, common stock equivalents (stock options) were excluded from calculations as they were considered to be anti-dilutive.

         Other Comprehensive Income /(Loss). The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting of comprehensive income and its components in annual and interim financial statements. Reclassification or restatement of financial statements or financial information for earlier periods is required upon adoption of SFAS 130. For fiscal 1999 and 1998, the Company possessed one of the components of other comprehensive income as defined in SFAS 130, namely foreign currency translation adjustment. The amount of other comprehensive income/(loss) was $(26) and $37 in 1999 and 1998, respectively. At the time the Company lost control of SAS, the translation adjustment related to that subsidiary was eliminated and included in the loss related to the loss of control of the subsidiary.

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

    The adoption of the accounting methodology of SFAS 123 related to employees is optional and as permitted under SFAS 123, the Company continues to account for employee stock options using the methodology in accordance with APB Opinion No. 25; however, pro forma disclosures as if the Company adopted the accounting methodology of SFAS 123 are required to be presented. See Note L -- "Stock Option and Savings Plans."

         Segment Reporting. The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of and Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 131. In fiscal 1999, the Company operated in one industry segment, the outsourcing of services to the computer and electronics industry, and in accordance with SFAS 131, only enterprise-wide disclosures have been provided (see Note O of Notes to Consolidated Financial Statements).

     Computer Software. In 1998, the AICPA issued Statement of Position No. 98-1, " Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which provides guidance concerning recognition and measurement of costs associated with developing or acquiring software for internal use. This pronouncement is effective for financial statements of years beginning after December 31, 1998, with earlier application encouraged. The Company does not believe that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

     Fair Value of Financial Instruments. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 25, 1999 and September 30, 1998, the carrying value of all debt and redeemable convertible preferred stock approximates fair value as the related interest rates approximate rates currently available to the Company. The carrying value of all other financial instruments approximates fair value due to the short-term nature of such instruments.

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

    The estimated fair value of assets and liabilities as of the date of the acquisition of MicroLine is summarized as follows:

Current assets................................    $   78
Property, plant and equipment.................        21
Other assets..................................         3
Goodwill......................................       496
Liabilities...................................      (211)
                                                  ------
          Net purchase price..................    $  387
                                                  ======

     Goodwill from the MicroLine acquisition has been written off as the Company disposed of this division during fiscal 1998. See Note G -- "Goodwill, Intangibles and Other Assets."

OLD CERPLEX

         On April 30, 1998, the Company, formerly known as Aurora Electronics, Inc., merged with Old Cerplex, a provider of electronic parts repair, spare parts sales and management and logistics to the electronics industry. As a result of the merger, Old Cerplex became a wholly-owned subsidiary of the Company, and the current equity holders of Old Cerplex received, in a tax-free exchange, approximately 3,890 shares of the Company's Common Stock or approximately 25% of the post-merger, fully-diluted Common Stock of the Company, after giving effect to the financing from Welsh, Carson, Anderson & Stowe
("WCAS"), described in Note H "Long-Term Debt." Under the terms of the agreement, each share of Old Cerplex Common Stock was converted into .1070167 shares of the Company's Common Stock (after giving effect to the Company's one-for-ten reverse stock split, discussed elsewhere herein). The Company changed its name to The Cerplex Group, Inc. and the combined company is operating under that name.

         Management estimated that the fair value of the Common Stock issued was approximately 80% of the negotiated conversion price of the 7% Senior Cumulative Convertible Preferred Stock issued simultaneous to the merger. Based upon a $2.50 per share conversion price for the 7% Senior Cumulative Convertible Preferred Stock, the fair value of the Common Stock issued to Old Cerplex stockholders was determined to be $2.00 per share.

    The merger with Old Cerplex has been accounted for using the purchase method of accounting. Accordingly, the operating results of Old Cerplex have been included in the Company's consolidated financial statements since the date of the merger. The allocation of the purchase price was as follows:

                                   Current assets.......................    $  38,721
                                   Property, plant and equipment........       22,519
                                   Other assets.........................          113
                                   Goodwill.............................       40,583
                                   Net current liabilities..............      (75,600)
                                   Long term liabilities................      (15,698)
                                                                            ---------
                                             Net purchase price.........    $  10,638
                                                                            =========

    Goodwill resulting from the merger has been determined as the excess of: (i) the fair value of the shares issued to Old Cerplex shareholders totaling $7,783, plus merger costs incurred of approximately $2.9 million over; (ii) the fair value of the identifiable assets less the liabilities of Old Cerplex.

    The following table presents unaudited pro forma consolidated results of operations for the year ended September 30, 1998 assuming the acquisition of Old Cerplex occurred as of October 1, 1997 (in thousands, except per share data). These results are not necessarily indicative of future operations:

                                                           1998
                                                           ----
                     Net sales......................    $  95,654
                     Net loss.......................      (32,250)
                     Loss per share-- basic and
                        diluted.....................        (8.39)


     The Company reviews the carrying value of goodwill and other long-lived assets whenever circumstances indicate that the carrying amount may not be recoverable based upon estimates of undiscounted future cash flows. During the quarter ended June 30, 1999, management evaluated the recoverability of the Old Cerplex goodwill based on revised estimates and the goodwill ascribed to closed and terminated operations. Based on this evaluation, the Company determined that an impairment charge of approximately $18.4 million was necessary. The Company recorded this charge during the three months ended June 30, 1999. The carrying value of goodwill as of June 30, 1999 after the impairment was approximately $9.7 million. This intangible asset is being amortized over a remaining useful life of 15 years. The blended average life of all operations originally acquired was five years. However, subsequent to the write-off of terminated operations, the remaining operations have a remaining 15 year useful life. It is possible that a subsequent review may require a further reduction in the carrying value of the goodwill resulting from the merger.

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

NOTE D -- DISCONTINUED OPERATIONS

         Effective September 30, 1992, the Company announced that its remaining sporting goods operations would be accounted for as discontinued operations and the remaining assets would be sold. As of September 25, 1999, no material assets remained related to the discontinued operations. Obligations relating to discontinued operations consist primarily of a leased building. The Company initially accrued an estimated loss on the lease; however in 1999, the Company was able to sublease the building which resulted in a reduction in the estimated accrual of $1,286 for the amount of probable sub-lease income. Such amount is reflected as a gain on discontinued operations in the accompanying consolidated statement of operations.

NOTE E -- INVENTORIES

    Inventories at September 25, 1999 and September 30, 1998 consisted of the following:

                                                                         1999     1998
                                                                         ----     ----
                                            Spare and repair parts.    $ 4,687  $5,569
                                            Work in process........        493     113
                                            Finished goods.........        195     944
                                                                       -------  ------
                                               Total inventories...    $ 5,375  $6,626
                                                                       =======  ======

                                      F-11

NOTE F -- PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at September 25, 1999 and September 30, 1998 consisted of the following:

                                                                 ESTIMATED LIFE     1999     1998
                                                                 --------------     ----     ----
                               Land..........................                    $  2,464  $  5,482
                               Buildings.....................       20 years        2,210     2,135
                               Furniture, fixtures and
                               equipment.....................      3-5 years       12,862    20,205
                               Leasehold improvements........      1-5 years          828     1,196
                                                                                 --------  --------
                                                                                   18,364    29,018
                               Less accumulated depreciation
                               and amortization..............                      (8,958)   (3,997)
                                                                                 --------  --------
                                         Total property, plant
                                           and equipment......                   $  9,406  $ 25,021
                                                                                 ========  ========

     The Property, plant and equipment balances at September 25, 1999 have been affected primarily by the loss of control of SAS which resulted in the elimination of approximately $10.0 million in fixed assets (See Note R for a further discussion).

NOTE G -- GOODWILL, INTANGIBLES AND OTHER ASSETS

    Intangibles and other assets at September 25, 1999 and September 30, 1998 consisted of the following:

                                                                                1999      1998
                                                                                ----      ----
                                   Goodwill..............................    $  9,722   $40,583
                                   Debt issuance costs...................          --       601
                                   Other.................................         483       557
                                                                             --------   -------
                                   Total goodwill, intangibles and other
                                   assets................................    $10,205     41,741
                                   Less accumulated amortization.........       (162)    (4,087)
                                                                             -------    -------
                                             Net goodwill, intangibles and
                                              other assets................   $ 10,043   $37,654
                                                                             ========   =======


    Due to the closure of the PowerSource Division business during fiscal 1998, management charged the remaining unamortized goodwill of $405 to operations in the second quarter. This charge was necessary as management decided to shut down the PowerSource Division and disposed of the operation in exchange for $36 of treasury stock.

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

     As of April 30, 1998 following the merger of Cerplex and Aurora Electronics, Inc. ("Merger"), the Company recorded an excess of purchase price over net assets acquired totaling approximately $40.6 million ("Goodwill"). Since that time, the Company has closed and consolidated several of its operations, exited certain lines of business and has revised its estimates for expected future cash flows from continuing operations. Based on these estimates and the goodwill ascribed to closed and discontinued operations, the Company has determined that an impairment charge of approximately $18.4 million was necessary (after a reduction in goodwill of $3.7 million due to a reduction in Old Cerplex accruals during the three months ended June 30, 1999). The Company recorded this charge during the three months ended June 30, 1999. The carrying value of Goodwill as of June 30, 1999, after the impairment charge, was approximately $9.7 million. The $9.7 million value is the result of $40.6 million initial value, net of $12.5 million of accumulated amortization, less the $18.4 million write-off. This intangible asset is being amortized over a remaining useful life of 15 years.

NOTE H -- LONG-TERM DEBT

    Long-term debt at September 25, 1999 and September 30, 1998 consists of the following:

                                                                                 1999       1998
                                                                                 ----       ----
                                 LIBOR revolving line of credit.............. $      --  $  9,547
                                 LIBOR term debt.............................        --    36,000
                                 WCAS LIBOR term debt........................    25,439        --
                                 10% Senior subordinated notes...............       387    15,000
                                 7 3/4% Convertible subordinated debentures..    10,408    10,381
                                 Secured note payable to customer............     2,957     3,064
                                 Promissory note.............................        --     5,000
                                 Other.......................................       215       676
                                                                              ---------  --------
                                           Total long-term debt..............    39,406    79,668
                                           Less current portion of
                                             long-term debt..................   (39,406)  (53,886)
                                                                              ---------  --------
                                           Total long-term portion........... $      --  $ 25,782
                                                                              =========  ========

     The liquidation of Cerplex S.A.S. may cause the acceleration of all the material debt instruments of the Company, either because it triggers a default or a cross-default under such instruments. The Company is currently in the process of preparing a waiver request from its debt holders and is engaged in discussions with its senior lenders regarding the default. As a result, all debt instruments have been classified as current as of September 25, 1999.

     On June 25, 1999 the Company consented to an assignment by Greyrock of its rights and interests under the Greyrock Line of Credit to WCAS in return for payment in full of all outstanding balances of principal and interest thereunder. WCAS repaid principal and interest outstanding under the Greyrock Line of Credit totaling $45.4 million. Concurrent with the assignment, WCAS advanced to the Company an additional $4.6 million for working capital purposes, resulting in $50.0 million of total indebtedness outstanding under the WCAS Senior Secured Notes as of June 25, 1999 (the "WCAS Refinancing"). The terms of the WCAS Senior Secured Notes are the same as those under the Greyrock Line of Credit except (i) the interest rate was reduced to LIBOR plus 1 3/4%, (ii) principal and interest are due on April 1, 2001; (iii) collateral consisting of the stock of the Company's subsidiaries in the UK and France that had secured the Greyrock Line of Credit was released, (iv) the negative pledge agreements covering assets owned by the Company's subsidiaries in the UK and France were terminated; and (v) the Company's obligations were no longer subject to minimum collateral borrowing base requirements previously established in the Greyrock Line of Credit. On June 30, 1999 the Company issued approximately 58,643 shares of Series B Preferred Stock at a price of $1,000 per share. The Series B Preferred Stock was issued as repayment of various obligations owed to WCAS which included $25.0 million of principal outstanding under the WCAS Senior Secured Notes, $16.5 million of principal of the 10% unsecured promissory notes ("WCAS Notes"), approximately $15.6 million of principal of the 10% Series A
Senior Subordinated Debentures, and approximately $1.5 million of accrued interest owed to WCAS under these obligations. The Series B Preferred Stock is 7% cumulative, non-convertible preferred shares that is redeemable by the Company at its option and redeemable by the holders upon a change of control of the Company. On November 24, 1999 WCAS agreed to subordinate their collateral to the liens of Congress to allow the Company to pledge the collateral to Congress Financial Corporation (Western). The Company accrued dividends of $1,026 in fiscal 1999 on these preferred shares.

LIBOR FINANCING

    In connection with the acquisition of Old Cerplex, the Company entered into a financing relationship with a financial institution. This arrangement provided for two elements, a $10,000 revolving loan and a $36,000 term loan. The amount available under the revolving loan was based upon eligible receivables and inventory, as defined in the agreement. Interest accrued at the highest LIBOR rate in effect during the month plus 4.875% per annum on the revolving loan or 4.5% per annum on the term loan, but not less than 9% per annum provided that the interest charged for each month was a minimum of $25. This loan was paid in full on June 25, 1999 in connection with the WCAS Refinancing.

WCAS LIBOR TERM DEBT

    In connection with the WCAS Refinancing on June 25, 1999, the Company consented to an assignment by Greyrock of its rights and interests under the Greyrock Line of Credit to WCAS. The balance of the WCAS LIBOR term debt is $25,439 as of September 25, 1999. Interest accrues at the LIBOR rate in effect on the last day of the month plus 1.75% per annum. Interest is paid in kind monthly. This note matures on April 1, 2001 and is secured by the Company's domestic assets.

10% SENIOR SUBORDINATED NOTES

     In connection with the acquisition of Old Cerplex, the Company issued $15,000 of 10% Series A and Series B Senior Subordinated Notes to WCAS. Subsequently, approximately 3% of this amount was purchased by the public. On April 30, 1999 the WCAS Series A Notes in the amount of $16.4 million, including accrued interest, were exchanged for Series B senior cumulative preferred stock in connection with the WCAS Refinancing. These Notes are subordinate to all bank debt and other senior debt but senior to all outstanding subordinated indebtedness. This obligation is unsecured and bears interest at 10% annually payable semi-annually on June 30 and December 31. The debentures mature in three equal installments on December 31, 2002, 2003 and 2004. Payment is accelerated in the event of a change of control as defined in the agreement.

    During 1998, previously issued 10% senior subordinated notes to WCAS with a face value of $10,000 were exchanged for 33 shares of the 7% Senior Cumulative Convertible Preferred Stock. See Note J -- "Redeemable Convertible Preferred Stock."

7 3/4% CONVERTIBLE SUBORDINATED DEBENTURES

    The 7 3/4% Convertible Subordinated Debentures mature April 15, 2001 ("Convertible Debentures") and are shown net of unamortized discount of approximately $43 and $70 at September 25, 1999 and September 30, 1998, respectively. The Company is required to make a partial sinking fund payment of $1,826 in 2000. The Convertible Debentures are convertible into Common Stock of the Company at a conversion price, subject to adjustment in certain instances, of $116.60 per share, and are redeemable at the option of the Company at face value plus accrued interest thereon. Interest on the Convertible Debentures is payable on April 14 and October 14 of each year through maturity.


SECURED NOTE PAYABLE TO CUSTOMER

     In July 1994, Old Cerplex purchased the operating assets of BT Repair Services for cash and assumed a promissory note to BT in an original principal amount of GBP2.5 million (approximately $3.9 million at December 31, 1994) secured by the land and buildings. The Company repaid this note in full plus accrued interest on December 15, 1999 using the proceeds of the Burdale Loans. See Note S for a full description of the Burdale Loans.

PROMISSORY NOTES

    At various times throughout 1998 and 1999, the Company borrowed a total of $16,500 from WCAS under 10% unsecured promissory notes. These notes, totaling $17.2 million including accrued interest, were all exchanged for Series B senior cumulative preferred stock in connection with the WCAS Refinancing.

OTHER LONG-TERM DEBT

    Additional long-term debt consists primarily of secured equipment financing and capital lease obligations with interest rates ranging from 8.9% to 12.9%, due in monthly installments through 2001.

    Aggregate maturities of long-term debt for the fiscal years ending September 25 are as follows: 2000 -- $39,406; and thereafter -- $0.

NOTE I -- INCOME TAXES

    Components of loss from continuing operations before taxes consists of the following:


                                        FOR THE YEARS ENDED
                                 -------------------------------------
                                                   SEPTEMBER 30,
                                SEPTEMBER 25,   ------------------------
                                    1999         1998         1997
                                -----------  -----------  -----------
        United States.......     $(48,323)     $(25,094)    $(49,161)
        Foreign.............       (3,559)       (4,001)          89
                                 --------      --------     --------
                                 $(51,882)     $(29,095)    $(49,072)
                                 ========      ========     ========

    The provision for income taxes consists of the following:


                                                                                FOR THE YEARS ENDED
                                                                      ----------------------------------------
                                                                                           SEPTEMBER 30,
                                                                      SEPTEMBER 25,   ------------------------
                                                                          1999            1998         1997
                                                                      -------------   -----------  -----------
                        Current benefit:
                        Federal...................................     $   --         $   --       $  --
                          Foreign.................................         --           (362)         --
                          State...................................         10             --          --
                                                                       ------         ------       -----
                        Total current benefit.....................         10           (362)         --
                                                                       ------         ------       -----
                        Deferred provision:
                          Federal.................................         --             --         455
                          Foreign.................................         --            362          --
                          State...................................         --             --          78
                                                                       ------         ------       -----

                                  Total deferred provision........         --            362         533
                                                                       ------         ------       -----
                                  Total provision for income tax
                                    expense:......................     $   10         $   --       $ 533
                                                                       ======         ======       =====

    The provision for income taxes in the accompanying consolidated statements of operations differs from the amount of tax based on the statutory federal income tax rate as follows:


                                                                                 FOR THE YEARS ENDED
                                                                       -----------------------------------------
                                                                                             SEPTEMBER 30,
                                                                       SEPTEMBER 25,    ------------------------
                                                                           1999            1998         1997
                                                                       -------------    -----------  -----------
                         Benefit for income taxes at statutory rate      $(17,204)       $(9,892)      $(16,684)
                         Nondeductible expenses...................             16          1,178             30
                         Deferred benefit not currently recognized             --          7,009          3,860
                         Permanent effect of book/tax adjustments.         18,474             --         14,104
                         Change in deferred tax valuation
                         allowance................................         (2,413)         4,195            500
                         State taxes, net of federal benefit......             (7)        (1,289)        (1,310)
                         Other....................................          1,144         (1,201)            33
                                                                         --------        -------       --------
                                   Total provision for income taxes      $     10       $     --       $    533
                                                                         ========       ========       ========

    The components of the Company's deferred income tax assets are as follows:

                                                                           SEPTEMBER 25,         SEPTEMBER 30,

                                                                                1999                 1998
                                                                                ----                 ----
                                Reserves for discontinued operations....       $ --               $  1,539
                                Allowance for doubtful accounts and notes       321                  3,362
                                Inventory write-downs...................        572                    705
                                Nondeductible accruals..................         38                    396
                                Warranty reserve........................         --                     85

                                Valuation allowance-- current...........        (931)     (6,087)
                                                                            --------    --------
                                Current deferred income tax benefit.....          --          --
                                                                            --------    --------
                                Depreciation............................          --       2,265
                                Net operating loss carryforwards--
                                   long-term............................      64,234      50,594
                                Capital loss carryback..................         736          --
                                Tax credits.............................       5,954       6,023
                                Goodwill amortization and other
                                   write-offs...........................         181       9,495
                                Other...................................          55          39
                                Valuation allowance-- long-term.........     (71,160)    (68,416)
                                                                            --------    --------
                                Long-term deferred income tax benefit...          --          --
                                                                            --------    --------
                                                                            $     --    $     --
                                                                            ========    ========

    At September 25, 1999, the Company had tax basis net operating losses ("NOLs") of approximately $185.0 million available to offset future ordinary taxable income. The utilization of the Company's NOLs will be substantially limited due to the Recapitalization and the acquisition of Old Cerplex, among other things. These carryforwards begin to expire during 2007. The income tax benefit related to these NOLs, as well as to certain reserves recorded by the Company, have been reflected in the deferred income tax asset accounts to the extent they are considered realizable.

    The Company has established a valuation allowance for the entire deferred tax asset because it is not more likely than not to be realized in the foreseeable future.

NOTE J -- REDEEMABLE CONVERTIBLE PREFERRED STOCK

    The Company has issued, in series, Redeemable Convertible Preferred Stock (the "Shares"), primarily to its largest stockholder, WCAS. The Company has authorized 260 of the 1,000 total authorized preferred stock for this series. The Shares have a par value of $.01 per share and were issued for $100 per share. The Shares have a liquidation preference of $100 per share plus accrued and unpaid dividends. Dividends accrue at 7% per annum. The Shares (including all unpaid dividends) are convertible into Common Stock of the Company and are subject to mandatory redemption by the Company on September 30, 2006 at the price of $100 per share plus all accrued and unpaid dividends to the redemption date. The holders of the Shares have voting rights equivalent to the holders of Common Stock on an "as converted" basis. The issues were:

        7% Senior Cumulative Convertible Preferred -- 216 shares were issued in connection with the acquisition of Old Cerplex and exchange of the 10% Senior Subordinated Notes. Dividends are cumulative at 7%, payable when declared by the Board of Directors. Dividends accrued in fiscal 1999, 1998 and 1997 were $1,551, $2,665 and $2,822, respectively. Each share is convertible into 40 shares of Common Stock at $2.50 per share at the option of the holder subject to certain requirements. These shares must be redeemed in equal installments on December 30, 2006 and 2007. Upon a change of control of the Company, as set forth in the certificates, the shares must be redeemed at the option of the holders.

        Old Series A -- 400 shares issued concurrent with the Recapitalization with a current conversion price of $1.91 as adjusted for anti-dilution adjustments. In connection with the acquisition of Old Cerplex 356 of those shares were converted into approximately 1.9 million shares of Common Stock. In November 1998, the remaining 44 shares with a carrying value of $5,209 were converted into 249 shares of Common Stock. See Note K -- "Stockholders' Equity."

        Series B, C, D -- 25 shares of Series B, 25 shares of Series C and 20 shares of Series D were issued on August 14, 1997, October 2, 1997 and October 24, 1997, respectively. All shares were converted into approximately
    0.6 million shares of Common Stock in connection with the Old Cerplex Acquisition.

NOTE K -- STOCKHOLDERS' EQUITY

    On October 5, 1998, the Company effected a one for ten reverse common stock split ("One-for-Ten Reverse Split"). All share and per share amounts in the accompanying consolidated financial statements and related notes have been restated to reflect this split. At that time the amount of authorized Common Stock was established at 75,000 shares.

    Subsequent to the One-for-Ten Reverse Split, 249 shares of the Company's Common Stock were issued as a result of the conversion of 44 shares of the Series B Senior Cumulative Preferred Stock in October 1998.

    The Company has approximately 58,643 shares authorized and outstanding of the Series B senior cumulative preferred stock, $1,000 par value. WCAS owns all of these shares, which were issued on June 30, 1999 in connection with the WCAS Restructuring (see Note H, Long Term Debt for more details).

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

NOTE L -- STOCK OPTION AND SAVINGS PLANS

    Savings plan. The Company has two savings plans, which qualify under Section 401(k) of the Internal Revenue Code. Under the plans, participating U.S.
employees may defer up to 15% of their pretax salary, but not more than statutory limits. The Company contributes a discretionary amount, set by the Board of Directors, for each dollar contributed by a participant, with a maximum of 6% of participant earnings. There was no matching contribution in fiscal 1999 or 1998. The Company's matching contribution to the savings plan was $207 for the year ended September 30, 1997.

    Stock option plan. The Company has a stock option plan for directors, officers, and key employees which provides for incentive and nonqualified stock options. A committee comprised of disinterested directors determines the option price (not less than the fair market value of the stock at the date of grant). The options generally expire ten years from the date of grant and 77% of options generally vest over three years, with the remaining 23% of options becoming exercisable upon the earlier of the Company's achievement of earnings before interest, taxes, depreciation and amortization of $12,000 on a rolling twelve month period basis or 2004. As of September 25, 1999, options for shares were issued and shares were available for future grants under the plan. This stock option plan was instituted at the time of the Recapitalization. At that time, the Company offered to exchange options issued under prior stock option plans for options under the new plan at the market price per share at the time of the Recapitalization.

    On October 5, 1998 the Company adopted its 1998 Stock Option and Restricted Stock Plan, which provides for the grant to eligible employees and others the right to purchase up to 2,836 shares of the Company's Common Stock.

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

                                                                                  1999        1998        1997
                                                                                  ----        ----        ----
                              Pro forma net loss applicable to common
                                 stockholders................................  $ (55,303)  $ (32,621)   $(53,497)
                              Pro forma basic and diluted loss per share.....  $   (7.54)  $   (8.47)   $  (8.01)

    Because the method of accounting required under Statement No. 123 has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        The following table summarizes activity under the stock option plans, (in thousands except per share amounts).

                                                                         OUTSTANDING OPTIONS
                                                                 ----------------------------------
                                                                     SHARES      RANGE OF OPTION
                                                                 (IN THOUSANDS)      PRICES
                                                                 --------------  ------------------
                     Outstanding at September 30, 1996.......          403      $  21.30-$ 117.50
                     Granted.................................          166         10.00-   17.50
                     Forfeited...............................         (127)        21.30
                                                                      ----      -----------------
                     Outstanding at September 30, 1997.......          442       $ 10.00-$ 117.50
                     Issued in connection with Old Cerplex
                        merger...............................           72         15.60
                     Forfeited...............................         (295)        30.00-  117.50
                                                                      ----      -----------------
                     Outstanding at September 30, 1998.......          219       $ 10.00-$ 117.50
                     Granted.................................        3,075          .44 -    1.63

                     Forfeited...............................         (327)          .88-  21.25
                                                                      ----      -------- --------
                     Outstanding at September 25, 1999.......        2,967       $   .44-$ 21.25

    The weighted-average fair value of options granted and forfeited were $0.87 and $1.26 for fiscal 1999, $3.00 and $33.43 for fiscal 1998, and $11.80 and
$21.30 for fiscal 1997, respectively.

    The options outstanding at September 25, 1999 have a weighted average exercise price of $2.15 and a weighted average contractual life of 9.9 years. There were 769 exercisable options as of September 25, 1999 with a weighted average contractual life of 9 years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: risk-free interest rates of 6.3% in 1999 and 6.5% in 1998 and 1997; no expected dividend yield; expected lives of 4 years; expected volatility of 117% for all three years.

NOTE M -- INVESTMENT AND RETIREMENT PLANS

    In October 1996, Old Cerplex established a defined contribution plan for the employees of Cerplex Ltd., a wholly-owned subsidiary of Old Cerplex operating in the United Kingdom ("U.K. Plan"), not covered by the U.K. Pension Plan (see below). Participating employees are allowed to contribute either 3% or 6% of their annual compensation subject to maximum limitations based on compensation and Inland Revenue Service regulations. The Company contributes an amount equal to 100% of the employee's contributions in connection with the U.K. Plan. The Company contributions vest immediately. In the event the U.K. Plan is terminated, all participants are entitled to receive a distribution equal to their account balance at that date. Contributions to the U.K. Plan were approximately $58 for 1999, and $258 for 1998.

    Certain employees of Cerplex Ltd. are also covered by a defined benefit pension plan. The Company's contribution rates have been actuarially assessed and are being amortized over the estimated employees' working lives with the Company. Benefits are determined based on employee's final pensionable pay. The net assets and benefit obligation, as well as pension costs relating to this plan are not significant to the consolidated financial statements as of September 25, 1999 and September 30, 1998 and for the years then ended.

NOTE N -- CONCENTRATION OF CREDIT RISK

    The Company's revenues are primarily with Original Equipment Manufacturers ("OEMs") or Third Party Maintainers ("TPMs") in the computer and peripheral, telecommunications and office automation industries located principally in the United States and Europe. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Credit risk is affected by conditions or occurrences within the economy and the computer and peripheral, telecommunications and office automation markets.

NOTE O -- BUSINESS SEGMENT AND FOREIGN OPERATIONS

     The Company currently operates in one industry segment, the outsourcing of services to the computer and electronics industry. The Company's operations outside the United States include a manufacturing facility in the United Kingdom. The Company's facility in France was deconsolidated during fiscal 1999 upon the Company losing control of the subsidiary. (See Note R of the Notes to Consolidated Financial Statements.)

    The following table summarizes revenues, operating losses and assets of the Company by geographic area for the past three years. The United States operating loss includes the $6,176 loss related to the loss of control of the French subsidiary.

                                                                  1999       1998       1997
                                                               ---------  ---------  -------
                                    United States
                                      Revenues.............    $  46,502  $  38,470  $  56,201
                                      Operating loss.......      (41,135)   (18,973)   (46,168)
                                      Assets...............       24,192     58,861     12,113
                                    Foreign
                                      Revenues.............       46,844     27,953      8,691
                                      Operating income (loss)     (5,949)    (3,004)     1,644
                                      Assets...............       11,439     41,680      2,516

    In fiscal 1999 two customers accounted for approximately 18% and 15% of net revenues. In fiscal 1998 two customers accounted for approximately 17% and 11% of net revenues. One customer accounted for 11% percent of net revenues in fiscal 1997.

NOTE P -- LOSS PER SHARE

    The following table illustrates the computation of basic and diluted loss per share under the provisions of SFAS No. 128.

                                                                              1999        1998       1997
                                                                           ---------   ---------  -------
                        Numerator for basic and diluted loss per share --
                          Loss from continuing operations...............    $(51,892)   $(29,095)  $(49,605)
                          Accrued dividends on preferred stock..........      (2,577)     (2,665)    (2,822)
                                                                           ---------   ---------  ---------
                          Numerator for basic and diluted loss per share
                            on continuing operations....................    $(54,469)   $(31,760)  $(52,427)
                                                                           =========   =========  =========
                          Numerator for basic and diluted loss per share
                            on discontinued operations..................    $  1,286    $     --   $     --
                                                                           =========   =========  =========
                          Numerator for net loss per basic and diluted
                            share.......................................    $(53,183)   $(31,760)  $(52,427)
                                                                           =========   =========  =========
                        Denominator for basic and diluted loss per
                          share --
                          Weighted average number of common shares
                          outstanding during the period.................       7,333       3,843        667
                                                                           =========   =========  =========
                        Basic and diluted loss per share from
                          continuing operations.........................    $  (7.43)   $  (8.26)  $ (78.60)
                        Basic and diluted loss per share from
                          discontinuing operations......................        0.18          --         --
                                                                           ---------   ---------  ---------
                        Net loss per basic and diluted share............    $  (7.25)   $  (8.26)  $ (78.60)
                                                                           =========   =========  =========

     The computation of diluted loss per share for each of the years in the three-year period ended September 25, 1999 excluded the effect of all incremental common shares attributable to the exercise of outstanding Common Stock options and warrants and conversions of the Convertible Preferred Stock because their effect would be antidilutive. As of September 25, 1999, all stock options and warrants were antidilutive. See Note B -- "Summary of Significant Accounting Principles", Note K -- "Stockholders' Equity" and Note L -- "Employee Stock and Savings Plans."

NOTE Q -- COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases the majority of its office and warehousing facilities and certain equipment under noncancellable operating leases which expire at various dates through 2008.

    Rental expense, net of sublease income, for the year ended September 25, 1999 and the years ended September 30, 1998 and 1997 was approximately $3,032, $1,265, and $1,531, respectively. Future minimum lease payments and sub-lease income as of September 25, 1999 are as follows:

         YEARS ENDING                               MINIMUM                 MINIMUM
         SEPTEMBER 25                            LEASE PAYMENT          SUB-LEASE INCOME
        --------------                         ----------------         ----------------
             2000..........................           3,672                    349
             2001..........................           3,588                    176
             2002..........................           3,271                    141
             2003..........................           2,922                    141
             2004..........................           1,725                    141
             Thereafter....................           4,156                     18
                                                   --------                --------
                                                   $ 19,334                    966
                                                   ========                ========

REDUCTION IN ACCRUALS

     During 1999, the Company reduced accruals by $2,006 due to estimates related to certain Aurora accruals established in 1998 and earlier years which were reduced by approximately $1.2 million and accruals related to inventory and accounts payable established in 1998 and earlier years which were analyzed and reduced by approximately $0.8 million during the quarter ended June 30, 1999. The estimates were reduced based on the receipt of new information, negotiations and settlements, which became available or occurred at that time.

CONTINGENCIES

    The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not materially affect the Company's consolidated financial position, results of operations or liquidity.

NOTE R--LOSS ON LOSS OF CONTROL OF SUBSIDIARY

    On July 20, 1999, the management of SAS requested assistance from the Commercial Court of Lille, France to structure a social plan for a portion of the work force. Upon review, the Commercial Court declared SAS insolvent as of July 15, 1999 and opened bankruptcy proceedings with respect to SAS. A judicial administrator was appointed by the Court to assist the management of SAS in all its activities pending the Court's decision on the development of the proceedings. The terms of assignment of the judicial administrator included reviewing SAS's condition and prospects and issuing a recommendation relating to a plan of reorganization developed by SAS management. While the administrator was overseeing SAS's operations, the Company believed that a plan of reorganization would be adopted. In the event that the administrator could not support a plan of reorganization, it would become necessary to refer the case to a liquidator pursuant to Commercial Court guidelines.

     On October 12, 1999, the Commercial Court, acting upon the recommendation of the judicial administrator, ordered the liquidation of SAS. Prior to this decision, management believed it would realize its investment in SAS through a reorganization. However, after the liquidation of SAS was ordered, the Company realized its investment in SAS was lost and should therefore be written off as of July 20, 1999, the date Cerplex, Inc. effectively lost control of its subsidiary. As a consequence of this order, SAS discontinued its operations, and the liquidator has laid off substantially all employees. As the Company effectively lost control of its subsidiary on July 20, 1999, the Company wrote off its investment in SAS as of that date. Based on Management's understanding and outside legal counsel's assessment of the situation in France, the Company believes there is no additional financial exposure related to the SAS liquidation, but there can be no assurances that a deficiency judgment will not be entered against Cerplex, Inc., the parent company.

    The liquidator is responsible for selling the assets and paying off the debts of SAS. As a result of the cost of laying-off all employees, the value of the SAS assets may not exceed its liabilities. There can be no assurance that Cerplex, Inc., as shareholder, will receive any liquidation proceeds. Accordingly, Cerplex, Inc. has written off its investment in SAS which totaled $6.2 million at July 20, 1999. The $6.2 million write-off is comprised of writing off assets carried at $20.9 million, liabilities carried at $13.8 million and intercompany balances for SAS of $0.9 million. Through July 20, 1999, SAS had sales of $27.6 million and a net loss of $0.9 million. These amounts are included in the Company's financial statements reported herein. Thereafter, results from SAS operations have been excluded.

NOTE S--SUBSEQUENT EVENTS

     On November 24, 1999 the Company and its subsidiary entered into a Loan and Security Agreement ("Congress Line of Credit") with Congress Financial Corporation (Western) ("Congress") providing for a $13.0 million senior secured revolving credit facility. Concurrent with this financing, WCAS agreed to subordinate its security interest in the Company's assets. The Congress Line of Credit, which matures in February 2001, will provide additional working capital and financing for the Company's domestic operations. As of December 15, 1999, the Company had $2.9 million (unaudited) available to borrow under this facility. Loans under the loan agreement bear interest at fluctuating rates of either the Prime Rate, as defined, plus 1/2% or the Adjusted Eurodollar Rate, as defined, plus 2-3/4%. Borrowing availability pursuant to the Congress Line of Credit is limited by the value, as defined in the credit agreement, of assets pledged as collateral, namely accounts receivable and inventory. The agreement also contains customary financial covenants and events of default for financings of this type. The liquidation of Cerplex S.A.S. caused a default and a cross-default under the Congress loan. The Company is in discussions with Congress regarding an amendment or waiver to the loan agreement which will bring the Company back into compliance with the loan covenants. Cerplex, Inc. is the borrower under the Congress Line of Credit and the Company guarantees the repayment of its obligations thereunder.

    On December 14, 1999, Cerplex, Ltd. closed a financing arrangement ("the "Burdale Loans") with Burdale Financial Limited ("Burdale"), an affiliate of Congress. The credit facility provides for advances to Cerplex Ltd. up to $2.9 million under a line of credit secured by accounts receivable and up to $3.5 million under a loan secured by real estate. This credit facility will be used to repay existing indebtedness to BT and to finance the working capital needs of Cerplex Ltd. The Burdale Loans bear interest at fluctuating rates of LIBOR plus 2%. The Burdale Loans are covered by an agreement that provides customary financial covenants and events of default for financing arrangements of this type. Indebtedness under this agreement is guaranteed by the Company.

                                   SCHEDULE II

                             THE CERPLEX GROUP, INC.
                  (FORMERLY KNOWN AS AURORA ELECTRONICS, INC.)

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                              ADDITIONS
                                                                       -----------------------
                                                          BALANCE AT   CHARGED TO   CHARGED TO
                                                         BEGINNING OF   COSTS AND      OTHER                BALANCE AT END
                                                            PERIOD      EXPENSES     ACCOUNTS   DEDUCTIONS     OF PERIOD
                                                            ------      --------     --------   ----------     ---------
         FOR THE YEAR ENDED SEPTEMBER 25, 1999
           Allowance for doubtful accounts..........        $2,511      $ 1,561      $    --     $3,160(1)      $  912
                                                            ======      =======      =======     ======         ======
           Reserve for discontinued operations.......       $1,976      $    --      $(1,286)(2) $  690         $   --
                                                            ======      =======      =======     ======         ======
         FOR THE YEAR ENDED SEPTEMBER 30, 1998
           Allowance for doubtful accounts..........        $  736      $ 1,246      $ 1,775     $1,246(1)      $2,511
                                                            ======      =======      =======     ======         ======
           Reserve for discontinued operations.......       $2,590      $    --      $    --     $  614         $1,976
                                                            ======      =======      =======     ======         ======
         FOR THE YEAR ENDED SEPTEMBER 30, 1997
           Allowance for doubtful accounts...........       $1,209      $   372      $    --     $  845(1)      $  736
                                                            ======      =======      =======     ======         ======
           Reserve for discontinued operations.......       $3,068      $    --      $    --     $  478         $2,590
                                                            ======      =======      =======     ======         ======

----------

(1)  Uncollectible accounts written off, net of recoveries.

(2) Reduction in accrual for estimated loss on operating lease due to probable sub-lease income.

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

      4.3             Certificate  of  Designations,  preferences  and Rights of
                      Series B Senior  Cumulative  preferred Stock filed on June
                      30,   1999   designating   a  series  of   60,000   shares
                      (incorporated   by  reference  from  Exhibit  4.3  of  the
                      Company's  Quarterly  Report on Form 10-Q for the  quarter ended June 30, 1999 and filed on August 16, 1999).

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

     10.3             10% Senior Subordinated Note for $2,000,000,  due  January
                      26, 2000,  between the Company,  Aurora Electronics Group,
                      Inc.  and  Cerplex,  Inc.  as payors  and  Welsh,  Carson,
                      Anderson & Stowe VII, L.P. as payee (incorporated by reference from Exhibit 10.3 of the Company's Quarterly
                      Report on Form 10-Q for the quarter ended March 31, 1999 and filed on May 17, 1999).

     10.4             10% Senior Subordinated Note for $1,000,000,  due February
                      26, 2000,  between the Company,  Aurora Electronics Group,
                      Inc.  and  Cerplex,  Inc.  as payors  and  Welsh,  Carson,
                      Anderson & Stowe VII, L.P. as payee (incorporated by reference from Exhibit 10.4 of the Company's Quarterly
                      Report on Form 10-Q for the quarter ended March 31, 1999 and filed on May 17, 1999).

      EXHIBIT
      NUMBER                           DESCRIPTION OF EXHIBITS
      ------                           -----------------------
     10.5             10% Senior Subordinated Note for $2,000,000, due March 25,
                      2000, between the Company,  Aurora Electronics Group, Inc.
                      and Cerplex, Inc. as payors and Welsh, Carson,  Anderson &
                      Stowe VII, L.P. as payee  (incorporated  by reference from
                      Exhibit  10.5 of the  Company's  Quarterly  Report on Form
                      10-Q for the quarter ended March 31, 1999 and filed on May
                      17, 1999). .

     10.6             10% Senior Subordinated Note for $2,000,000, due April 21,
                      2000, between the Company,  Aurora Electronics Group, Inc.
                      and Cerplex, Inc. as payors and Welsh, Carson,  Anderson &
                      Stowe VII, L.P. as payee (incorporated by reference from Exhibit 10.6 of the Company's Quarterly Report on Form
                      10-Q for the quarter ended March 31, 1999 and filed on May
                      17, 1999). .

     10.7 Lease of the Company's primary headquarters facility located at 111 Pacifica Avenue, Suite 300, Irvine, CA
                      92618 (incorporated by reference from Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and filed on May 17, 1999).

     10.8             Consent and  Amendment to the Loan and Security  Agreement
                      dated  June  25,   1999   between  the   Company,   Aurora
                      Electronics Group, Inc., Cerplex,  Inc. and Cerplex Mass.,
                      Inc.  as payors and Welsh,  Carson,  Anderson & Stowe VII,
                      L.P. as successor in interest to Greyrock Business Credit, a division  of  NationsCredit  Commercial  Corporation  as payee  (incorporated by reference from Exhibit 10.8 of the
                      Company's  Quarterly  Report on Form 10-Q for the  quarter ended June 30, 1999 and filed on August 16, 1999).

     10.9             Assignment  of Loan dated June 25, 1999  between  Greyrock
                      Capital,   a   division   of   NationsCredit    Commercial
                      Corporation  as  assignor  and Welsh,  Carson,  Anderson &
                      Stowe VII,  L.P. as assignee  (incorporated  by  reference from Exhibit  10.9 of the  Company's  Quarterly  Report on
                      Form 10-Q for the quarter ended June 30, 1999 and filed on
                      August 16, 1999).

     10.10            Acknowledgement,  Consent  and  Release  by  the  Company,
                      Aurora Electronics Group, Inc., Cerplex,  Inc. and Cerplex
                      Mass., Inc. (incorporated by reference from Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and filed on August 16, 1999).

     10.11            Release  by Welsh,  Carson,  Anderson  & Stowe  VII,  L.P.
                      (incorporated by reference from Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and filed on August 16, 1999).

     10.12            Release of  Continuing  Guaranty  by Greyrock  Capital,  a
                      division   of   NationsCredit    Commercial    Corporation
                      (incorporated  by  reference  from  Exhibit  10.12  of the
                      Company's  Quarterly  Report on Form 10-Q for the  quarter ended June 30, 1999 and filed on August 16, 1999).

     10.13            Consent by Silicon Valley Bank to the assignment documents
                      (incorporated by reference from Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and filed on August 16, 1999).

     10.14            Form  of the  Secured  Promissory  Note in the  amount  of
                      $25,000,000  originally  issued on April 30, 1998  amended and restated on June 25, 1999 between the Company,  Aurora
                      Electronics  Group, Inc., Cerplex Mass., Inc. and Cerplex,
                      Inc.  as payors  and Welsh,  Carson,  Anderson & Stowe VII
                      L.P.,  affiliates of Welsh  Carson,  Anderson & Stowe VII,
                      L.P. and individual  investors as payee  (incorporated  by reference  from Exhibit 10.14 of the  Company's  Quarterly
                      Report on Form 10-Q for the  quarter  ended June 30,  1999 and filed on August 16, 1999).

     10.15            Amended and Restated Secured promissory Note in the amount of  $9,024,896.72  issued  on June 25,  1999  between  the
                      Company,  Aurora  Electronics  Group, Inc., Cerplex Mass.,
                      Inc.  and  Cerplex,  Inc.  as payors  and  Welsh,  Carson,
                      Anderson  & Stowe  VII,  L.P.  as payee  (incorporated  by reference  from Exhibit 10.15 of the  Company's  Quarterly
                      Report on Form 10-Q for the  quarter  ended June 30,  1999 and filed on August 16, 1999).

     10.16            Demand  Promissory  Note in the  amount of  $11,000,000.00 originally  issued on April 30, 1998  amended and restated
                      on June 25, 1999 between the Company,  Aurora  Electronics
                      Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson,
                      Anderson  & Stowe  VII,  L.P.  as payee  (incorporated  by reference  from Exhibit 10.16 of the  Company's  Quarterly
                      Report on Form 10-Q for the  quarter  ended June 30,  1999 and filed on August 16, 1999).

      EXHIBIT
      NUMBER                           DESCRIPTION OF EXHIBITS
      ------                           -----------------------
     10.17            Demand  Promissory  Note in the  amount  of  $4,975,103.28 originally  issued on April 30, 1998  amended and restated
                      on June 25, 1999 between the Company,  Aurora  Electronics
                      Group, Inc. and Cerplex, Inc. as payors and Welsh, Carson,
                      Anderson  & Stowe  VII,  L.P.  as payee  (incorporated  by reference  from Exhibit 10.17 of the  Company's  Quarterly
                      Report on Form 10-Q for the  quarter  ended June 30,  1999 and filed on August 16, 1999).

     10.18 Loan and Security Agreement dated November 24, 1999 by and among Congress Financial Corporation (Western) as lender and Cerplex, Inc. as borrower and The Cerplex Group, Inc.
                      as guarantor (incorporated by refeence from Exhibit 4.1 of the Company's Report on Form 8-K dated December 1, 1999).

    *10.19            Deed  of  Debenture   dated   December  15,  1999  between
                      Cerplex,Limited  as borrower and Burdale Financial Limited as lender.

    *10.20 Guarantee and Indemnity agreement dated December 14, 1999 between The Cerplex Group, Inc. as guarantor and Burdale
                      Financial Limited as lender.

    *10.21            Facility Agreement dated December 14, 1999 between Cerplex
                      Limited as borrower and Burdale Financial Limited as lender.

    *23.1             Consent of KPMG LLP.

    *23.2             Consent of Arthur Andersen LLP.

    *27               Financial Data Schedule.

    *99.1 Liquidation of Cerplex S.A.S. -- Unaudited pro forma financial information

----------

* Filed herewith.