Form 10-Q
period 1999-12-25
CERPLEX GROUP INC/DE
filed 2000-02-08
CIK 319237

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 25, 1999

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


            111 PACIFICA AVENUE, SUITE 300, IRVINE, CALIFORNIA 92618
--------------------------------------------------------------------------------
               (Address of principal executive office.) (Zip Code)


                                 (949) 754-5474

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

                                 Yes [X] No [ ]

Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of February 2, 2000:

TITLE OF EACH CLASS OF COMMON STOCK                        NUMBER OUTSTANDING
-----------------------------------                        ------------------
  Common Stock, $0.03 par value                             7,375,913 shares


================================================================================

                             THE CERPLEX GROUP, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of  December 25, 1999
            and September 25, 1999                                             4

            Condensed Consolidated Statements of Operations for the Three
            Months Ended  December 25, 1999 and December  31, 1998             5

            Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended December 25, 1999 and December 31, 1998               6

            Notes to Unaudited Condensed Consolidated Financial Statements     7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             11


Item 3.     Quantitative and Qualitative Disclosures About Market Risk        20

PART II.  OTHER INFORMATION                                                   21

Signatures                                                                    24

Index to Exhibits                                                             25

                            THE CERPLEX GROUP, INC.


                                     PART I

                              FINANCIAL INFORMATION

                             THE CERPLEX GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                            (Unaudited)
                                                                            DECEMBER 25,       SEPTEMBER 25,
                                                                               1999                1999
                                                                            -----------        -------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                 $      81            $     382
    Accounts receivable, less allowance for doubtful accounts
      of $748 and $912                                                            7,237                9,234
    Inventories                                                                   5,487                5,375
    Other current assets                                                          1,696                1,191
                                                                              ---------            ---------
Total current assets                                                             14,501               16,182

Goodwill                                                                          9,398                9,406
Property, plant and equipment, net                                                8,934                9,560
Intangible and other assets                                                         459                  483
                                                                              ---------            ---------
                                                                              $  33,292            $  35,631
                                                                              =========            =========


                LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
    Current portion of long-term debt                                         $  10,839            $  39,406
    Accounts payable                                                              5,983                6,674
    Accrued expenses                                                              4,330                4,802
    Accrued interest expense                                                        379                  458
    Other current liabilities                                                     1,488                1,338
                                                                              ---------            ---------
Total current liabilities                                                        23,029               52,678

Long-term debt                                                                   31,743                   --
Commitments and contingencies
Redeemable convertible preferred stock, 1000 shares
    authorized and 216 shares issued                                             30,869               30,492

Stockholders' deficit:
    Series B senior cumulative preferred stock, 59 shares
            authorized and issued                                                60,695               59,669
    Common stock 75,000 shares authorized, 7,850 shares issued
            and outstanding                                                       2,270                2,270
    Additional paid-in capital                                                  121,601              121,601
    Treasury  stock, at cost, 474 shares                                        (16,675)             (16,675)
    Accumulated deficit                                                        (220,254)            (214,415)
    Accumulated other comprehensive income                                           14                   11
                                                                              ---------            ---------
Total stockholders' deficit                                                     (52,349)             (47,539)
                                                                              ---------            ---------

                                                                              $  33,292            $  35,631
                                                                              =========            =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             THE CERPLEX GROUP, INC

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                 -------------------------------
                                                 DECEMBER 25,       DECEMBER 31,
                                                    1999               1998
                                                 ------------       ------------
Net revenues                                       $ 14,145            $ 29,489
Cost of sales                                        13,918              27,816
                                                   --------            --------
Gross profit                                            227               1,673

Selling, general and administrative
  expenses                                            3,672               5,288
Amortization of intangible assets                       162               2,150
                                                   --------            --------
Operating loss                                       (3,607)             (5,765)

Interest expense                                       (855)             (2,119)
Other income (expense), net                              --                 480
                                                   --------            --------
Loss before provision for income taxes               (4,462)             (7,404)

Provision for income taxes                              (26)               (134)
                                                   --------            --------
Net loss                                             (4,436)             (7,270)

Accrued dividends on preferred stock                 (1,403)               (419)
                                                   --------            --------
Net loss applicable to common stockholders         $ (5,839)           $ (7,689)
                                                   ========            ========

Basic and dilutive loss per common share           $  (0.79)           $  (1.06)
                                                   ========            ========

Weighted average number of common
  shares outstanding                                  7,376               7,232
                                                   ========            ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             THE CERPLEX GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                     -------------------------------------
                                                                     DECEMBER 25, 1999    DECEMBER 31,1998
                                                                     -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $ (4,436)              $ (7,270)
   Adjustments to reconcile net loss to net cash used in
     continuing operations:
        Depreciation and amortization                                        674                  3,125
        Non-cash interest expense                                            314                    371
        Foreign currency translation                                           3                      3
        Changes in assets and liabilities:
           Current assets                                                  1,404                 (1,291)
           Current liabilities                                            (1,083)                (3,894)
                                                                        --------               --------
    Net cash used in continuing operations                                (3,124)                (8,956)
    Net cash used in discontinued operations                                  --                   (106)
                                                                        --------               --------
Net cash used in operating activities                                     (3,124)                (9,062)
                                                                        --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property, plant and equipment                            (227)                  (227)
                                                                        --------               --------
    Net cash used in investing activities                                   (227)                  (227)
                                                                        --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from promissory note                                             --                  2,500
    Payments on revolving line of credit                                  (3,590)                    --
    Payment on debt                                                       (2,991)                    --
    Proceeds from revolving line of credit                                 6,392                     --
    Proceeds from debt                                                     3,239                     --
    Other                                                                     --                      7
                                                                        --------               --------
Net cash provided by financing activities                                  3,050                  1,588
                                                                        --------               --------
Net change in cash and cash equivalents                                     (301)                (7,701)
                                                                        --------               --------
Cash and cash equivalents at beginning of period                             382                 14,196
                                                                        --------               --------
Cash and cash equivalents at end of period                              $     81               $  6,495
                                                                        ========               ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             THE CERPLEX GROUP, INC.
                                AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  CURRENT FINANCIAL CONDITION

During the quarter ended December 25, 1999 and the year ended September 25, 1999, the Company experienced recurring operating losses. As a result of these losses, at December 25, 1999 the Company had a deficit of $52,349 in stockholders' equity and negative working capital of $8,528. In addition, since a recapitalization of the Company in March 1996, the Company has relied upon the financial support of an investment fund managed by the investment firm of Welsh, Carson, Anderson & Stowe ("WCAS"),its largest stockholder, for additional capital. At December 25, 1999, the Company had approximately $25.7 million in principal amount outstanding under its senior secured term debt owed to WCAS which matures on April 1, 2001, and $2.8 million and $3.2 million outstanding related to a senior secured line of credit with Congress Financial Corporation (Western) ("Congress") and Burdale Financial Limited ("Burdale"), respectively. The Congress Line of Credit is due in February 2001. In April 2000, the Company will be required to make a sinking fund payment of approximately $1.8 million on the 7 3/4% convertible subordinated debentures. The liquidation of Cerplex S.A.S. in October, 1999, as described more fully in the 1999 Annual Report on Form 10-K for The Cerplex Group, Inc., may cause either a default or a cross-default under all the material debt instruments of the Company. Unless appropriate waivers are obtained by the Company, the holders of such debt may have the right to accelerate payment of principal thereunder. The acceleration of such debt would have a material adverse effect on the Company. In this regard, the Company has obtained a default waiver from its senior lenders and is currently in the process of seeking a default waiver from its various subordinated debt holders. Though the Company intends to make efforts to increase revenues to improve operations, the Company's losses are expected to continue for the foreseeable future and the Company will require additional funding and financial support from a third party. There can be no assurance that such additional funding and financial support will be available on acceptable terms, or that such funds, if available, would enable the Company to continue operating, or that the Company will be successful in increasing revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern.

NOTE B.  BASIS OF PRESENTATION

The accounting policies followed by the Company are set forth in Note B "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements included in the 1999 Annual Report on Form 10-K for The Cerplex Group, Inc.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year.

Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the 1999 Annual Report on Form 10-K for The Cerplex Group, Inc.

NOTE C.  EARNINGS PER SHARE OF COMMON STOCK

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding after adding to loss from operations cumulative dividends to holders of the Company's redeemable convertible preferred stock.

Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the sum of the weighted average number of common shares outstanding and dilutive stock options. For all periods presented, common stock equivalents (stock options) were excluded from calculations as they were considered to be antidilutive.

The Company's 7% Senior Cumulative Convertible Preferred Stock and 10% Series B Senior Subordinated Debentures (which mature in three equal installments on December 31, 2002, 2003 and 2004), were not common stock equivalents at the time of issuance and are therefore not included in the calculation of diluted earnings per share.

NOTE D.  INVENTORIES

Inventories consisted of the following:

                                           DECEMBER 25,    SEPTEMBER 25,
                                              1999             1999
                                           ------------    -------------
                                                  (IN THOUSANDS)

Spare and repair parts                        $5,205          $4,687
Work in process                                   97             493
Finished goods and purchased product             185             195
                                              ------          ------
        Total inventories                     $5,487          $5,375
                                              ======          ======

NOTE E.  CAPITALIZATION

On October 5, 1998, a majority of the outstanding capital stock of the Company entitled to vote, voted at a Special Meeting of Stockholders to effect a one-for-ten reverse stock split (the "One-for-Ten Reverse Split"), in which each ten shares of the Company's Common Stock were converted into one share of the Company's Common Stock. Stockholders who would have received fractional shares of Common Stock as a result of the One-for-Ten Reverse Split, were paid, in lieu of receiving fractional shares, cash in an amount equal to $0.104 per share. Unless otherwise stated, figures as to the number of shares outstanding, earnings per share, exercise price to convert the 7% Convertible

Preferred Stock and other per share figures included herein, reflect the One-for-Ten Reverse Split. Immediately following the One-for-Ten Reverse Split, the outstanding capital stock of the Company consisted of 215,500 shares of 7% Convertible Preferred Stock, 44,000 shares of Series A Convertible Preferred Stock and 7,118,285 shares of Common Stock. Subsequent to the One-for-Ten Reverse Split, on November 19, 1998, 249,233 shares of the Company's Common Stock were issued as a result of the conversion of 44,000 shares of Preferred Stock of the Company that had been previously issued to WCAS and other stockholders. A majority of such Preferred Stock was held by WCAS. As a majority holder of such Preferred Stock, WCAS elected to cause all of the shares of such Preferred Stock to be converted to the Common Stock of the Company. As of February 2, 2000, there were 7,375,913 shares of the Company's Common Stock outstanding.

NOTE F.  DEBT

On November 24, 1999 the Company and its subsidiary entered into a Loan and Security Agreement ("Congress Line of Credit") with Congress providing for a $13.0 million senior secured revolving credit facility. Concurrent with this financing, WCAS agreed to subordinate its security interest in the Company's assets. The Congress Line of Credit, which matures in February 2001, will provide additional working capital and financing for the Company's domestic operations. As of January 22, 2000 the Company had $0.8 million available to borrow under this facility. Loans under the Congress Line of Credit bear interest at fluctuating rates of either the Prime Rate, as defined, plus 1/2% or the Adjusted Eurodollar Rate, as defined, plus 2 3/4%. Borrowing availability pursuant to the Congress Line of Credit is limited by the value, as defined in the credit agreement, of assets pledged as collateral, namely accounts receivable and inventory. The agreement also contains customary financial covenants and events of default for financings of this type. The liquidation of Cerplex S.A.S. caused a default and a cross-default under the Congress loan. The Company has received a waiver from Congress for an exception that covers this default. Cerplex, Inc. is the borrower under the Congress Line of Credit and the Company guarantees the repayment of its obligations thereunder.

On December 14, 1999, Cerplex, Ltd. closed a financing arrangement ("the "Burdale Loans") with Burdale, an affiliate of Congress. The credit facility provides for advances to Cerplex Ltd. up to $2.9 million under a line of credit secured by accounts receivable and up to $3.5 million under a loan secured by real estate. This credit facility was used to repay indebtedness to British Telecommunications plc ("BT") and to finance the working capital needs of Cerplex Ltd. The Burdale Loans bear interest at fluctuating rates of LIBOR plus 2%. The Burdale Loans are covered by an agreement that provides customary financial covenants and events of default for financing arrangements of this type. Indebtedness under this agreement is guaranteed by the Company.

As of December 25, 1999 the Company had $2.8 million outstanding under the Congress Line of Credit, $3.2 million outstanding under the Burdale Loans, $25.7 million outstanding under the WCAS Senior Secured Notes, $10.4 million outstanding under the 7 3/4% Convertible Subordinated Debentures and $0.4 million outstanding under the 10% Series B Senior Subordinated Notes. As of January 22, 2000 the Company had $3.3 million outstanding under the Congress Line of Credit, $3.4 million outstanding under the Burdale Loans, $26.0 million outstanding under the WCAS Senior Secured Notes, $10.4 million outstanding under the 7 3/4% Convertible Subordinated Debentures and $0.4 million outstanding under the 10% Series B Senior Subordinated Notes.

After the quarter ended, the Company and Congress agreed to an amendment to modify the terms of the Line of Credit to reduce the Adjusted Net Worth covenant restrictions in amounts sufficient to reflect the write-off of the Company's investment in Cerplex S.A.S. as of July 20, 1999. Additionally, the Amendment included a waiver, to waive a notification default related to the liquidation of Cerplex S.A.S. and a cross-default relating to a default which exists in connection with the Series B Notes. All other terms of the Congress Line of Credit remain the same.

NOTE G.  Loss of Control of Subsidiary

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

On October 12, 1999, the Commercial Court, acting upon the recommendation of the judicial administrator, ordered the liquidation of SAS. Prior to this decision, management believed it would realize its investment in SAS through a reorganization. However, after the liquidation of SAS was ordered, the Company recognized that its investment in SAS was at significant risk of realization and should therefore be written off as of July 20, 1999, the date Cerplex, Inc. effectively lost control of SAS. As a consequence of this order, SAS discontinued its operations, and the liquidator has laid off substantially all employees. As the Company effectively lost control of its subsidiary on July 20, 1999, the Company deconsolidated SAS from its financial statements as of that date. Based on Management's understanding and outside legal counsel's assessment of the situation in France, the Company believes there is no additional financial exposure related to the SAS liquidation, but there can be no assurances that a deficiency judgment will not be entered against Cerplex, Inc., the parent company. This is described in the 1999 Annual Report on Form 10-K of The Cerplex Group, Inc. under "European Operations".

The liquidator is responsible for selling the assets and paying off the debts of SAS. As a result of the cost of laying-off all employees, the value of the SAS assets may not exceed its liabilities. There can be no assurance that Cerplex, Inc., as shareholder, will receive any liquidation proceeds. Accordingly, Cerplex, Inc. has written off its investment in SAS which totaled $6.2 million at July 20, 1999. The $6.2 million write-off was comprised of writing off assets carried at $20.9 million, liabilities carried at $13.8 million and intercompany balances for SAS of $0.9 million. For the first quarter 1999 SAS had sales of $9.9 million and a net loss of $.4 million. These amounts are included in the Company's condensed consolidated financial statements reported herein. There were no sales or operations from SAS reported in the first quarter of fiscal 2000.

NOTE H.  Business Segment and Foreign Operations

The Company currently operates in one industry segment, the outsourcing of services to the computer and electronics industry. The Company's operations outside the United States include a manufacturing facility in the United Kingdom.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company provides repair and logistics services, and parts sourcing and service management for manufacturers of computer, communications and electronic office equipment. In the computer marketplace, the Company primarily services display terminals, printed circuit boards, laptops, networking equipment and workstations. In the telecommunications marketplace, the Company primarily services switching systems, payphones, video conferencing products, multiplexers, mobile communications, transmission equipment, hubs and modems. In the office automation marketplace, the Company services printers, scanners, fax machines and high value products such as copiers, automatic teller machines
(ATMs) and other paper-handling equipment. The Company operates through its principal subsidiary, Cerplex, Inc., and its subsidiary. Based in Irvine, California, the Company has locations across the United States and in the United Kingdom.

The Company entered the computer and electronics industry in 1992, and has expanded its operations through the acquisition of companies that supply, refurbish and recycle electronic parts and equipment.

In April 1998, the Company completed the Merger with Old Cerplex, in which a wholly-owned subsidiary of the Company merged into Old Cerplex and each share of Old Cerplex's Common Stock was converted into 1.070167 shares of the Company's Common Stock (or .1070167 shares after giving effect to the Company's recent One-for-Ten Reverse Split). As a result of the Merger, Old Cerplex became a wholly-owned subsidiary of the Company. The Company changed its name to The Cerplex Group, Inc., and Old Cerplex changed its name to Cerplex, Inc. The
Company now conducts its operations through its wholly-owned subsidiary, Cerplex, Inc. and its subsidiary, Cerplex, Ltd.

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

The primary factors affecting the Company's repair business include, but are not limited to, the pricing of the Company's services and the utilization of the Company's resources that constitute fixed costs. Pricing in the Company's industry is very competitive and price discounting could adversely affect the Company's operating results. In addition, the Company has made a significant investment in facilities, equipment and personnel. While the Company's facilities have the capability of generating significantly more repair services volume than current levels, the Company has, due to a variety of factors, experienced decreasing revenues which have resulted in significant operating losses. In particular, BT and Rank Xerox constituted Old Cerplex's and the Company's largest customers in the last fiscal year. Revenues from BT have declined from fiscal 1997 through the first quarter of fiscal 2000 on a pro forma basis and, with the liquidation of SAS in 1999, the Company generated no revenues from Rank Xerox during the first quarter of fiscal 2000. As a result of the liquidation of SAS the contract with Rank Xerox has been terminated, and there can be no assurance that revenues from BT or other customers will not decline in the future. The failure of the Company to develop additional business from new and existing customers could have a material adverse effect on the Company's business.

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 25, 1999 AND DECEMBER 31, 1998

Net revenues for the first quarter of fiscal 2000 were $14.1 million, as compared to $29.5 million in net revenues for the corresponding quarter in the prior fiscal year. The Company's decrease in revenues was due principally to the impact of the deconsolidation of the SAS operation. SAS revenues were approximately $9.9 million in the first quarter of fiscal 1999. There were no revenues reported from SAS in the first quarter of fiscal 2000. In addition, revenues generated by the Company's North American Repairs and Parts operations declined in the fiscal quarter ended December 25, 1999 to $6.5 million and $2.0 million, respectively. Gross profit for the quarter ended December 25, 1999 was $0.2 million (1.6% of net revenues), compared to a gross profit of $1.7 million (5.7% of net revenues) for the corresponding quarter of fiscal 1999. The decrease in gross profit was due primarily to the deconsolidation of the SAS operation which contributed approximately $0.7 million of gross profit in the first quarter of fiscal 1999 and to a gross profit decline of $1.6 million from the first fiscal quarter of 1999 to the first fiscal quarter of 2000. The decline was primarily attributable to the Company's North American Repair operations. These declines were partially offset by a gross profit improvement of $0.3 million in the Cerplex, Ltd. operations and slight reductions in the costs of the North American Parts operations during the first fiscal quarter of 2000. Selling, general and administrative expenses for the first quarter of fiscal 2000 were $3.7 million (26.0% of net revenues), as compared to $5.3 million (17.9% of net revenues) for the corresponding quarter in the prior fiscal year. SG&A expense reductions during the quarter ended December 25, 1999 were partially attributable to the deconsolidation of SAS which generated approximately $1.2 million of SG&A expenses during the first fiscal quarter of 1999 and the reduction of expenses within the Company's North American operations. Amortization expense for the first quarter of fiscal 2000 was $0.2 million compared to $2.2 million for the corresponding quarter in the prior fiscal year. The decrease was due to a goodwill impairment charge incurred in Fiscal 99.

Net interest expense for the first quarter of fiscal 2000 was $0.9 million, or 6.0% of revenues, as compared to $2.1 million, or 7.2% of revenues, for the corresponding quarter in the prior fiscal year. The decrease in interest expense is due to the reduction of interest bearing debt that resulted from the financial restructuring that occurred on June 25, 1999 as described in the 1999 Annual report on Form 10-K of the Cerplex Group, Inc. As a result of such restructuring, approximately $58.6 million of indebtedness owed by the Company to WCAS was converted to Series B Preferred Stock which carries a 7% cumulative dividend.

Net loss to common stockholders for the quarter was $5.8 million as compared to net loss of $7.7 million for the corresponding quarter in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary requirements for capital are directly related to its levels of accounts receivable, inventories, additions to its property and equipment and required debt principal and interest payments. The Company had a working capital deficit of $8.5 million as of December 25, 1999 as compared to a working capital deficit of $36.5 million as of September 25, 1999. See Note A of Notes to Unaudited Condensed Consolidated Financial Statements -- "Current Financial Condition."

The Company's most immediate liquidity concern is its potential inability to make a sinking fund payment pursuant to the 7 3/4% Convertible Subordinated Debentures. This matter raises substantial doubt as to the Company's ability to continue as a going concern. Furthermore, the liquidation of Cerplex S.A.S. may cause the acceleration of principal of all the material debt instruments of the Company, either because it triggers a default or a cross-default under such instruments. Unless appropriate waivers are obtained by the Company, the acceleration of such debt would have a material adverse effect on the Company. In addition, the Company is currently in the process of seeking a default waiver from its various subordinated debt holders and has obtained a default waiver from its senior lenders. With the default waiver from its senior lender, the Company was in compliance with covenants at December 25, 1999, however, there can be no assurance that continued operating losses will not cause a default in the future. See Note A of Notes to Unaudited Condensed Consolidated Financial Statements -- "Current Financial Condition."

In addition to the possible need for capital to make the sinking fund payment, management believes that the Company will likely continue to experience operating losses and negative cash flow during part or all of fiscal 2000.

The Company is highly leveraged, and has significant debt repayment obligations and preferred stock redemption obligations. As of January 22, 2000, the Company had approximately $44.0 million principal amount of indebtedness outstanding, which consisted of: (i) $26.2 million indebtedness under the WCAS secured loan;
(ii) $0.4 million indebtedness under the Company's 10% Series B Senior Subordinated Notes; (iii) $10.5 million indebtedness under the Company's 7 3/4% Convertible Subordinated Debentures; (iv) $3.4 million indebtedness under the Burdale Loans; (v) $3.3 million indebtedness under the Congress Line of Credit; and (vi) $0.2 million of other indebtedness consisting primarily of equipment leases. In addition, the Company also had as of December 25, 1999, $21.6 million outstanding (par value only) of its mandatorily redeemable 7% Convertible Preferred Stock.

Congress Line of Credit

On November 24, 1999 the Company and its subsidiary entered into a Loan and Security Agreement providing for a $13.0 million senior secured revolving credit facility (the "Congress Line of Credit"). Concurrent with the financing, WCAS agreed with the Company and Congress to subordinate its security interest in the Company's assets. The Congress Line of Credit, which matures in February 2001, will provide additional working capital financing for the Company's domestic operations. Loans under the Congress Line of Credit bear interest at fluctuating rates of either the Prime Rate, as defined, plus 1/2% or the Adjusted Eurodollar Rate, as defined, plus 2-3/4%. Borrowing availability pursuant to the Congress Line of Credit is limited by the value as defined in the credit agreement, of assets pledged as collateral, namely accounts receivable and inventory. The agreement also contains customary financial covenants and events of default for lending arrangements of this type. Cerplex, Inc. is the borrower under the Congress Line of Credit and the Company guarantees the repayment of its obligations thereunder.

Burdale Line of Credit.

On December 15, 1999, Cerplex, Ltd. closed the Burdale Loans with Burdale, an affiliate of Congress. The Burdale Loans consist of a line of credit which matures in February 2001 and provide for advances to Cerplex Ltd. up to $2.9 million under a line of credit secured by accounts receivable. The Burdale Debenture, which matures in December 2003, provides of up to $3.5 million under a loan secured by real estate. The Burdale Debenture was used to repay the BT Notes and the line of credit will be used to finance the working capital needs of Cerplex Ltd. The Burdale Loans bear interest at fluctuating rates of LIBOR plus 2%. The Burdale Loans are covered by an agreement that provides customary financial covenants and events of default for financing arrangements of this type. Indebtedness under this agreement is guaranteed by the Company.

10% Series B Senior Subordinated Notes.

As of January 22, 2000, there was approximately $0.4 million principal amount outstanding of the Company's 10% Series B Senior Subordinated Notes. These notes were sold to certain public stockholders. The 10% Series B Senior Subordinated Notes are subordinate in right of payment to all bank debt and other senior indebtedness of Cerplex but rank senior to all outstanding subordinated indebtedness. The 10% Series B Senior Subordinated Notes are general, unsecured obligations of the Company and bear interest at 10% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year, beginning on June 30, 1998. The 10% Series B Senior Subordinated Notes mature in three equal annual installments commencing on December 31, 2002. The 10% Series B Senior Subordinated Notes may be prepaid at any time at the option of the Company in whole or in part, upon not less than 20 or more than 60 days notice at the unpaid principal amount thereof plus accrued and unpaid interest.

7 3/4% Convertible Subordinated Debentures.

As of January 22, 2000, there was approximately $10.4 million principal amount outstanding of the Company's 7 3/4% Convertible Subordinated Debentures (the "Debentures"). The Debentures mature April 15, 2001 and are convertible into Common Stock of the Company at a conversion price, subject to adjustment in certain instances, of approximately $116.60 per share, and are redeemable at the option of the Company at face value plus accrued interest thereon. The Company is required to make a sinking fund payment of approximately $1.8 million in April, 2000 on the Debentures. The Debentures bear interest at 7 3/4% payable on April 14 and October 14 of each year through maturity.

Other Debt

As of January 22, 2000, there was $0.2 million principal amount of other debt outstanding, consisting primarily of secured equipment financing and capital lease obligations with interest rates ranging from 8.9% to 12.9%, due in monthly installments through 2000.

7% Senior Cumulative Convertible Preferred Stock

As of January 22, 2000, there was $21.6 million outstanding (excluding accrued dividends) of the Company's 7% Convertible Preferred Stock (215,500 shares at $100 per share). Holders of the 7% Convertible Preferred Stock are entitled to receive dividends of $7.00 per share per annum (or 7% of the face amount), payable when and as declared by the Company's Board of Directors. Unpaid dividends are cumulative and accrue. Accrued but unpaid dividends do not bear interest. The 7% Convertible Preferred Stock must be redeemed by the Company in equal installments on each of December 31, 2006 and 2007. In addition, the 7% Convertible Preferred Stock is redeemable at the option of the holders thereof upon a change of control of the Company, which includes the sale of 50% or more of the voting power of all outstanding shares of the Company to a party other than WCAS. In the event of a liquidation, dissolution or winding up of the affairs of the Company, the holders of the 7% Convertible Preferred Stock are entitled to receive a liquidation preference in the amount of $100 per share of the 7% Convertible Preferred Stock, plus accrued and unpaid dividends thereon, prior and in preference to any distribution to holders of any class of capital stock of the Company junior to such 7% Convertible Preferred Stock. The 7% Convertible Preferred Stock is convertible in whole or in part at the option of the holders thereof. Each share of 7% Convertible Preferred Stock is convertible into 40 shares of the Company's Common Stock upon payment of the conversion price of $2.50 (subject to antidilution adjustment under certain circumstances).

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

The Company implemented a program that was intended to enable the Company to become Year 2000 compliant. The Company used management information systems
(MIS) personnel knowledgeable regarding Year 2000 problems to determine the extent of work necessary for the Company to become Year 2000 compliant and to remedy such problems. The Company purchased and installed certain software and hardware intended to upgrade its networked personal computer system to be Year 2000 compliant. More significantly, the Company obtained the source code for the Company's main operating systems software that the Company modified to be Year 2000 compliant. In addition, the Company has discussed Year 2000 issues with certain of its significant suppliers and customers to evaluate their Year 2000 readiness, and to determine whether any Year 2000 issues would impede the ability of such suppliers to continue to provide goods and services to the Company, and the ability of such customers to continue to provide business to the Company. The Company's internal systems, equipment and processes are now substantially Year 2000 compliant. The Company has completed the analysis and remediation of potential Year 2000 problems with its significant suppliers and customers. Despite the Company's efforts to become Year 2000 compliant, there is no assurance that the Year 2000 issue will not pose significant problems. There may be a failure to identify all Year 2000 problems in the systems, equipment or processes of the Company or its vendors or customers, or unanticipated remediation expenses, all of which could have material adverse consequences on the Company's financial position and results of operations.

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

High Degree of Leverage; Future Capital Requirements. As of January 22, 2000, the Company has approximately $44.0 million principal amount of indebtedness outstanding, which consisted of: (i) $26.2 million indebtedness under the WCAS secured loan; (ii) $10.5 million indebtedness under the Company's 10% Series B Senior Subordinated Notes; (iii) $3.4 million indebtedness under the Burdale Loans; (iv) $3.3 million indebtedness under the Congress Line of Credit; (v)$0.4 million indebtedness under the Company's 10% Series B Senior Subordinated Notes; and (vi) $.2 million of other indebtedness consisting primarily of equipment leases. In addition, the Company also has as of January 22, 2000, $21.6 million outstanding (excluding accrued dividends of $9.3 million) of its mandatorily redeemable 7% Convertible Preferred Stock. The payment terms of the debt and preferred stock are described in Item 2 of this report under, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." It is anticipated that the Company's cash from operations will not be sufficient to enable it to meet all debt service and preferred stock redemption requirements, and the Company will be required to obtain additional funds through equity or debt financings in order not to default on such requirements. In many cases, if the Company defaults on a particular debt, the default will cause other debts of the Company to be in default and come due early. The liquidation of Cerplex S.A.S. may cause the acceleration of all the material debt instruments of the Company, either because it triggers a default or a cross-default under such instruments. Unless appropriate waivers are obtained by the Company, the acceleration of such debt would have a material adverse effect on the Company.

In this regard, the Company has obtained a default waiver from its senior lenders and is currently in the process of seeking a default waiver from its various subordinated debt holders. The degree to which the Company is leveraged could adversely affect its ability to obtain additional financing and could make it more vulnerable to economic downturns and competitive pressures. The terms of any equity financings have in the past been, and may in the future be, dilutive to the Company's stockholders, and the terms of any debt financings are likely to contain restrictive covenants which limit the Company's ability to pursue certain courses of action. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company will experience severe liquidity problems. This matter raises substantial doubt about the Company's ability to continue as a going concern.

Losses and Accumulated Deficit. For the quarter ended December 25, 1999, the Company reported a net loss of $5.8 million and an operating loss of $3.6 million. As of December 25, 1999, the Company has a stockholders' deficit of $52.3 million. The Company is expecting to experience losses for the foreseeable future, and will require additional funding. Continued losses and/or the failure to obtain such additional funding could materially and adversely affect the business and financial condition of the Company and the value of, and the market for, the Company's equity and debt securities.

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

Dependence on Key Customers. For the quarter ended December 25, 1999, BT accounted for approximately 27% of the Company's revenues. These revenues were almost entirely attributable to the business of Old Cerplex. There can be no assurance that this customer will not terminate any or all of their arrangements with the Company, significantly change, reduce or delay the amount of services ordered from the Company, or significantly change the terms upon which the Company and this customer do business. Any such termination, change, reduction, or delay could have a material adverse effect on the Company's business. Unit volumes from BT have been declining and are expected to continue to decline due to, among other things, product evolution. The future success of the Company's European operations is dependent upon replacing these declining volumes with new revenue from either this customer or new customers. There can be no assurance that the Company will be able to replace this declining volume with sales to either this or new customers.

Competition.  The Company  competes with the in-house repair and service centers of OEMs and TPMs. There is no indication that these companies will choose to outsource their repair and service needs. In certain instances, these companies compete directly with the Company to provide services to third party OEMs and TPMs. Moreover, the industry in which the Company operates is fragmented, and the Company faces competition from a variety of small independent suppliers. Competition for business from OEM, TPM and MVSO customers is based on a number of factors, including breadth of services provided and price. Certain of the Company's competitors have greater revenue or larger capitalization than the Company. There can be no assurance that the Company will be able to compete effectively in its target markets.

Reliance on International Sales. For the quarter ended December 25, 1999, approximately 40% of the Company's sales were outside of North America. There can be no assurance that the Company will continue to be able to successfully market, sell, and deliver its products and services in these markets. In addition to the uncertainty as to the Company's ability to maintain or expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, severance and other costs associated with work force reductions, fluctuations in currency exchange rates, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

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

Risks Associated with Intangible Assets. As of December 25, 1999, approximately $9.9 million of the Company's total assets consisted of intangible assets. The intangible assets consist primarily of goodwill resulting from the Merger with Old Cerplex. The goodwill must be amortized over a number of years and deducted from the Company's earnings, even though the goodwill may not generate earnings to offset such deduction. There can be no assurance that the value of the Company's intangible assets will ever be realized by the Company, particularly in any sale or liquidation of the Company. Any significant decrease in the value of such intangible assets or increase in the rate of amortization thereof would adversely affect the Company's financial condition and results of operations.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subjec to market risks with respect to its variable note debt and its cash flows, receivables and payables denominated in foreign currencies.

         Of the Company's $44.0 million principal amount of indebtedness at January 22, 2000, $26.2 million principal amount of such debt (which represents total principal indebtedness under the WCAS Senior Secured Notes) bears interest at a rate that fluctuates based on changes in the LIBOR rate. A 1% change in the underlying LIBOR rate would result in $262 change in the annual amount of interest payable on such debt.

         The Company's oversees subsidiary operates in England. Both the trade receivables and the trade payables for this unit are denominated in the local currency. The balance as of December 25, 1999 was $0.9 million. The Company does not hedge these balances. See Note O to the Consolidated Financial Statements -- "Business Segment and Foreign Operations" in the Company's annual report on Form 10-K.

                             THE CERPLEX GROUP, INC.





                                     PART II

                                OTHER INFORMATION

THE CERPLEX GROUP, INC.

ITEM 1.   LEGAL PROCEEDINGS

          Inapplicable.

ITEM 2.   CHANGES IN SECURITIES

          Inapplicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          During the three months ended December 25, 1999, the Company was in default under several of its senior and subordinated debt obligations as a result of the liquidation of its Cerplex S.A.S. subsidiary. With regard to the Congress Line of Credit and the WCAS Senior Secured Notes (collectively, "Senior Securities"), waivers of default have been obtained by the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Inapplicable

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

  3.2.2 Resolutions adopted by the Board of Directors on April 30, 1998, amending the Bylaws of the Company (incorporated by reference from Exhibit 4.2.1 of the Company's Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-3, filed on May 13, 1998 (Registration No. 333-47973).

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

10.18 Loan and Security Agreement dated November 24, 1999 by and among Congress Financial Corporation (Western) as lender and Cerplex, Inc., as borrower and The Cerplex Group, Inc. as Guarantor (incorporated by reference from Exhibit 10.18 of the Company's Report on Form 10-K for the year ended September 25, 1999 and filed on January 11, 2000).

10.19 Deed of Debenture dated December 15, 1999 between Cerplex Limited as borrower and Burdale Financial Limited as lender (incorporated by reference from Exhibit 10.19 of the Company's Report on Form 10-K for the year ended September 25, 1999 and filed on January 11, 2000).

10.20 Guarantee and Indemnity agreement dated December 14, 1999 between The Cerplex Group, Inc. as a guarantor and Burdale Financial Limited as lender (incorporated by reference from Exhibit 10.20 of the Company's Report on Form 10-K for the year ended September 25, 1999 and filed on January 11, 2000).

10.21 Facility Agreement dated December 14, 1999 between Cerplex Limited as borrower and Burdale Financial Limited as lender (incorporated by reference from Exhibit 10.21 of the Company's Report on Form 10-K for the year ended September 25, 1999 and filed on January 11, 2000).

*11        Computation of Per Share Earnings.
*27        Financial Data Schedule - Article 5 of Regulation S-X.

-----------
* Filed herewith.


           (b) Reports on Form 8-K

               None

                             THE CERPLEX GROUP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2000

                                        THE CERPLEX GROUP, INC.

                                        /s/  Richard A. Alston
                                        ----------------------------------------
                                        Richard A. Alston
                                        President and Chief Operating Officer


                                        /s/  Robert M. Nelson
                                        ----------------------------------------
                                        Robert M. Nelson
                                        Corporate Controller
                                         (Controller)

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

  3.2.1 Bylaws of the Company, as amended (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-8 (Registration No. 33-79426).

  3.2.2 Resolutions adopted by the Board of Directors on April 30, 1998, amending the Bylaws of the Company (incorporated by reference from Exhibit 4.2.1 of the Company's Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-3, filed on May 13, 1998 (Registration No. 333-47973).

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

-----------
* Filed herewith.