Form 10-Q
period 2000-08-14
CERPLEX GROUP INC/DE
filed 2000-08-15
CIK 319237

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 24, 2000

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

                                 Yes [X] No [ ]

Indicated below is the number of shares outstanding of each class of the registrant's Common Stock, as of June 24, 2000:

TITLE OF EACH CLASS OF COMMON STOCK                        NUMBER OUTSTANDING
-----------------------------------                        ------------------
  Common Stock, $0.03 par value                             7,273,041 shares

================================================================================

                             THE CERPLEX GROUP, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of  June 24, 2000
            and September 25, 1999                                             6

            Condensed Consolidated Statements of Operations for the Three
            Months and The Nine Months Ended June 24, 2000
            and June 30, 1999                                                  7

            Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended June 24, 2000 and June 30, 1999                       8

            Notes to Unaudited Condensed Consolidated Financial Statements     9

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             14


Item 3.     Quantitative and Qualitative Disclosures About Market Risk        22

PART II.  OTHER INFORMATION                                                   23

Signatures                                                                    25

Index to Exhibits                                                             26

                             THE CERPLEX GROUP, INC.


                                     PART I

                              FINANCIAL INFORMATION

                     THE CERPLEX GROUP, INC. and Subsidiary
                  (A DEBTOR-IN-POSSESSION, as of July 26, 2000)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                            (Unaudited)
                                                                              June 24,        SEPTEMBER 25,
                                                                                2000               1999
                                                                            -----------        -------------

                                     ASSETS

Current assets:
    Cash and cash equivalents                                                 $      14            $     382
    Accounts receivable, less allowance for doubtful accounts
      of $536 and $912                                                            5,472                9,234
    Inventories, net                                                              3,345                5,375
    Other current assets                                                          1,228                1,191
                                                                              ---------            ---------
Total current assets                                                             10,059               16,182

Goodwill                                                                             --                9,560
Property, plant and equipment, net                                                7,698                9,406
Intangible and other assets                                                         333                  483
                                                                              ---------            ---------
                                                                              $  18,090            $  35,631
                                                                              =========            =========


                LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
    Current portion of long-term debt (all current)                           $  39,588               39,406
    Accounts payable                                                              9,489                6,674
    Accrued expenses                                                              4,262                4,802
    Accrued interest expense                                                        741                  458
    Other current liabilities                                                     4,828                1,338
                                                                              ---------            ---------
Total liabilities                                                                58,908               52,678

Commitments and contingencies

Redeemable convertible preferred stock, 1000 shares
    authorized and 216 shares issued                                             31,624               30,492

Stockholders' deficit:
    Series B senior cumulative preferred stock, 59 shares
            authorized and issued                                                62,748               59,669
    Common stock 75,000 shares authorized, 7,850 shares issued
            and outstanding                                                       2,270                2,270
    Additional paid-in capital                                                  121,626              121,601
    Treasury  stock, at cost, 474 shares                                        (16,675)             (16,675)
    Accumulated deficit                                                        (242,612)            (214,415)
    Accumulated other comprehensive income                                          201                   11
                                                                              ---------            ---------
Total stockholders' deficit                                                     (72,442)             (47,539)
                                                                              ---------            ---------

                                                                              $  18,090            $  35,631
                                                                              =========            =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     THE CERPLEX GROUP, INC. and Subsidiary
                  (A DEBTOR-IN-POSSESSION, as of July 26, 2000)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)




                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                         ---------------------------   ------------------------
                                              June 24,     June 30,       June 24,      June 30,
                                                 2000         1999           2000          1999
                                         ------------    ----------    ------------    ----------
Net revenues                                $  9,053     $ 23,914         $36,361        $ 77,427
Cost of sales                                  9,612       22,547          37,621          75,039
                                             --------     --------         -------       --------
Gross margin                                    (559)       1,367          (1,260)          2,388

Selling, general and administrative
  expenses                                     2,652        5,811          10,220          16,837
Amortization of intangible assets                250        1,450             574           5,758
Write-off of goodwill                          9,074       18,375           9,074          18,375
Reduction in accruals                            ---       (2,006)            ---          (2,006)
                                             --------     --------         -------       --------
Operating loss                               (12,535)     (22,263)        (21,128)        (36,576)

Interest expense                              (1,012)      (1,622)         (2,834)         (5,760)
Other income (expense), net                     (257)         208            (257)          3,500
                                             --------     --------         -------       --------
Loss before income taxes                     (13,804)     (23,677)        (24,219)        (38,836)
Income tax benefit                               ---         (646)           (233)           (631)
                                             --------     --------         -------       --------
Net loss                                     (13,804)     (23,031)        (23,986)        (38,205)
Accrued dividends on preferred stock          (1,403)        (377)         (4,210)         (1,174)
                                             --------     --------         -------       --------
Net loss applicable to common stockholders  $(15,207)    $(23,408)       $(28,196)       $(39,379)
                                             ========     ========         =======       ========
Basic and diluted  loss per common share     $ (2.09)    $  (3.18)        $ (3.88)      $   (5.38)
                                             ========     ========         =======       ========

Weighted average number of common
  shares outstanding                           7,272        7,368           7,270           7,322
                                            ========     ========          =======       ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     THE CERPLEX GROUP, INC. and Subsidiary
                  (A DEBTOR-IN-POSSESSION, as of July 26, 2000)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                 NINE MONTHS ENDED
                                                                     -------------------------------------
                                                                         JUNE 24,2000       JUNE 30, 1999
                                                                     -----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(23,986)             $ (38,205)
   Adjustments to reconcile net loss to net cash used in
   operations:
        Depreciation and amortization                                      2,052                  8,323
        Non-cash interest expense                                          2,411                  1,505
        Foreign currency translation                                         190                    ---
        Loss on disposition of assets                                        ---                     32
        Write-off of goodwill                                              9,074                 18,375
        Reduction in accruals                                                                    (2,006)
        Changes in assets and liabilities:
           Current assets                                                  6,187                   (392)
           Current liabilities                                             3,470                  1,888
                                                                        --------               --------

Net cash used in operating activities                                       (602)               (10,480)
                                                                        --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property, plant and equipment                            (140)                (1,218)
                                                                        --------               --------
    Net cash used in investing activities                                   (140)                (1,218)
                                                                        --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from promissory note                                            ---                  4,600
    Payment on capital leases                                                ---                   (100)
    Payments on revolving line of credit                                 (21,830)                   ---
    Payment on other debt                                                 (3,225)                   ---
    Proceeds from revolving line of credit                                24,408                    ---
    Proceeds from other debt                                                 996                    ---
    Other                                                                     25                    ---
                                                                        --------               --------
Net cash provided by financing activities                                    374                  4,500
                                                                        --------               --------
Net change in cash and cash equivalents                                     (368)                (7,198)
                                                                        --------               --------
Cash and cash equivalents at beginning of period                             382                 14,196
                                                                        --------               --------
Cash and cash equivalents at end of period                              $     14               $  6,998
                                                                        ========               ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             THE CERPLEX GROUP, INC.
                                 AND SUBSIDIARY
                  (A DEBTOR-IN-POSSESSION, as of July 26, 2000)

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
    FINANCIAL STATEMENTS June 24, 2000, June 30, 1999 and September 25, 1999

NOTE A.  CURRENT FINANCIAL CONDITION

On June 20, 2000 an involuntary Chapter XI bankruptcy petition was filed by a group of The Cerplex Group, Inc. ("Group") creditors against Group. Group consented to the involuntary filing on July 11, 2000. On July 27, 2000, Cerplex, Inc filed a voluntary petition for protection under Chapter XI of the U.S. Bankruptcy Code (the "Code"). An Order for Relief was issued by the United States Bankruptcy Court for the District of Delaware (the "Court") in the Group case on July 26, 2000 and on July 27, 2000 in the Cerplex, Inc. case. Under Chapter XI of the Code, both Group and Cerplex, Inc. (collectively, the "Company") are considered debtors-in-possession of the assets. As debtors-in-possession ("DIP"), management of the Company continues to operate the business under the supervision of the Court and, among other things, is granted a 120 day exclusive right to propose a plan of reorganization. In accordance with the provisions of the Code, an automatic stay provides that creditors of the Company are prevented from seeking repayment of pre-petition debts. The Company has arranged for a debtor-in-possession credit facility through Congress Financial Corporation ("Congress") by entering into a Ratification and Amendment Agreement ("DIP Agreement") to finance its working capital needs while in bankruptcy; see Note F for additional information. On July 28, 2000, the Court approved the DIP Agreement on an interim basis.

As a result of the bankruptcy proceedings, substantially all of the Company's indebtedness is in default. The repayment of such indebtedness, if any, will be the subject of the Company's plan of reorganization or order of the Court. An important element in successfully reorganizing the Company will be the ability to sell certain assets to reduce indebtedness and provide funding for operations (see Note J - "Subsequent Events").

During the nine months ended June 24, 2000 and the year ended September 25, 1999, the Company experienced recurring operating losses. As a result of these losses, at June 24, 2000 the Company had a stockholders' deficit of $72,442 and negative working capital of $48,849. In addition, since recapitalization of the Company in March 1996, the Company has relied upon the financial support of an investment fund managed by the investment firm of Welsh, Carson, Anderson & Stowe ("WCAS"),its largest stockholder, for additional capital. At June 24, 2000, the Company had approximately $26.8 million outstanding under its senior secured term debt owed to WCAS which matures on April 1, 2001, and $2.6 million and $3.8 million outstanding related to a senior secured line of credit with Congress Financial Corporation (Western) ("Congress") and Burdale Financial Limited ("Burdale"), respectively.

As part of the process to attempt a reorganization of the Company, the Company is pursuing various financing alternatives that may be available, although there can be no assurance that the Company will be able to successfully implement such alternatives. Though the Company intends to make efforts to increase revenues, the Company's losses are expected to continue for the foreseeable future. To maintain continuing operations, the Company will require additional funding and financial support from a third party. There can be no assurance that such additional funding and financial support will be available on acceptable terms, or that such funds, if available, would enable the Company to continue operating, or that the Company will be successful in increasing revenues. These matters raise substantial doubt about the Company's ability to continue to exist.

NOTE B.  BASIS OF PRESENTATION

The significant accounting policies of the Company as of June 24, 2000 are set forth in Note B "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements included in the 1999 Annual Report on Form 10-K for The Cerplex Group, Inc. See the "Future Reporting While in Chapter XI Proceedings" section of Note J for additional information.

In the opinion of management, the accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items, except as described in Note I) necessary for their fair presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates, and such differences could be material. Interim results are not necessarily indicative of results for a full year.

Certain information in footnote disclosures normally included in annual financialstatements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in the 1999 AnnualReport on Form 10-K for The Cerplex Group, Inc.

NOTE C.  LOSS PER SHARE OF COMMON STOCK

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding after adding to the net loss from operations cumulative dividends to holders of the Company's redeemable convertible preferred stock.

Diluted loss per share is computed by dividing net loss available to common stockholders by the sum of the weighted average number of common shares outstanding and potential common stock. For all periods presented, potential common stock (stock options) was excluded from such calculations as they wereantidilutive. The Company's 7% Senior Cumulative Convertible Preferred Stock and 10% Series B Senior Subordinated Debentures (which mature in equal installments on December 31, 2002, 2003 and 2004), were not potential common stock at the time of issuance and are therefore not considered in the calculation of dilutedloss per share.

NOTE D.  INVENTORIES

Inventories (net of the allowance for obsolete and slow-moving items of $792 and $2,186, respectively) consisted of the following:

                                            June 24,         September 25,
                                              2000               1999
                                           ------------      -------------
                                                   (IN THOUSANDS)

Spare and repair parts                        $3,150          $ 4,687
Work in process                                   68              493
Finished goods and purchased product             127              195
                                              ------           ------
        Total inventories                     $3,345           $5,375
                                              ======           ======

NOTE E.  EQUITY CAPITALIZATION

On October 5, 1998, a majority of the outstanding capital stock of the Company entitled to vote, voted at a Special Meeting of Stockholders to effect a one-for-ten reverse stock split (the "One-for-Ten Reverse Split"), in which each ten shares of the Company's Common Stock were converted into one share of the Company's Common Stock. Stockholders who would have received fractional shares of Common Stock as a result of the One-for-Ten Reverse Split, were paid, in lieu of receiving fractional shares, cash in an amount equal to $0.104 per share. Unless otherwise stated, figures as to the number of shares outstanding, loss per common share, exercise price to convert the 7% Convertible Preferred Stock and other per share figures included herein, reflect the One-for-Ten Reverse Split. Immediately following the One-for-Ten Reverse Split, the outstanding capital stock of the Company consisted of 215,500 shares of 7% Convertible Preferred Stock, 44,000 shares of Series A Convertible Preferred Stock and 7,118,285 shares of Common Stock.

On November 19, 1998, 249,233 shares of the Company's Common Stock were issued as a result of the conversion of 44,000 shares of Preferred Stock of the Company
 . A majority of such Preferred Stock was held by WCAS. As a majority holder of such Preferred Stock, WCAS elected to cause all of the shares of such Preferred Stock to be converted to Common Stock of the Company. As of June 24, 2000, there were 7,273,041 shares of the Company's Common Stock outstanding.

NOTE F.  DEBT

As a result of failing to make a sinking fund payment, the cross-default provisions of certain other credit agreements, and the bankruptcy proceedings, substantially all of the Company's debt is in default; see Note A for additional information.

On November 24, 1999 the Company and its subsidiary entered into a Loan and Security Agreement ("Congress Line of Credit") with Congress providing for a $13.0 million senior secured revolving credit facility. Concurrent with this financing, WCAS agreed to subordinate its security interest in the Company's assets. The Congress Line of Credit, which matures in February 2001, will provide additional working capital and financing for the Company's domestic operations. As of June 24, 2000 the Company had no borrowing capacity under this credit arrangement. Borrowings under the Congress Line of Credit bear interest at fluctuating rates of either the Prime Rate plus 1/2% or the Adjusted Eurodollar Rate plus 2 3/4%. Borrowing availability pursuant to the Congress Line of Credit is limited by the value, as defined in the credit agreement, of assets pledged as collateral, namely accounts receivable. The agreement also contains customary financial covenants and events of default for financing of this type. The liquidation of Cerplex S.A.S. (see Note G) caused a default and a cross-default under the Congress loan. The Company has received a waiver from Congress for an exception that covers this default. Cerplex, Inc. is the borrower under the Congress Line of Credit and the Company guarantees the repayment of its obligations thereunder.

On December 14, 1999, Cerplex, Ltd. closed a financing arrangement consisting of debentures and a line of credit (the"Burdale Loans") with Burdale, an affiliate of Congress. The credit facility provides for advances to Cerplex Ltd. up to $2.9 million under a line of credit secured by accounts receivable and up to $3.5 million under a loan secured by real estate. This credit facility was used to repay indebtedness to British Telecommunications plc ("BT") and to finance the working capital needs of Cerplex Ltd. The Burdale Loans bear interest at fluctuating rates of LIBOR plus 2%. The Burdale Loans are covered by an agreement that provides customary financial covenants and events of default for financing arrangements of this type. Indebtedness under this agreement is guaranteed by the Company.

On June 30, 2000, Cerplex, Ltd completed a sale of its real estate in Enfield, England. Proceeds from the sale totaled approximately $6.6 million, of which approximately $5.6 million was paid to Cerplex Ltd in cash net of tenant improvement allowances and rent security deposits held by the purchaser in connection with a real estate leaseback. From the net cash proceeds, Cerplex Ltd repaid amounts owed to Burdale pursuant to the Burdale debenture (secured by real estate) and the Burdale line of credit (secured by accounts receivable). The Burdale Loan balances, repaid in full as of June 30, 2000, totaled approximately $.8 million and $.3 million, respectively.

On July 28, 2000, the Court approved the DIP Agreement entered into by Congress and the Company that establishes a lending arrangement for the Company under certain conditions while in bankruptcy. As with the Congress Line of Credit, the DIP Agreement contains certain covenants and conditions that govern the loans to the Company. Loans under the DIP Agreement are limited by the amount of eligible collateral based upon a formula applied to the Company's accounts receivable. As with the Congress Line of Credit, the DIP Funding is secured by substantially all the assets of the Company. As of August, 10 2000, total indebtedness of the Company under the DIP Agreement was $.8 million. Additional borrowing capacity was $.1 million.

As of June 24, 2000 the Company had $2.6 million outstanding under the Congress Line of Credit, $3.8 million outstanding under the Burdale Loans, $26.8 million outstanding under the WCAS Senior Secured Notes, and $0.4 million outstanding under the 10% Series B Senior Subordinated Notes. As of August 10, 2000 the Company had $2.9 million outstanding under the Congress Line of Credit, $27.1 million outstanding under the WCAS Senior Secured Notes, $11.1 million outstanding under the 7 3/4% Convertible Subordinated Debentures, and $0.4 million outstanding under the 10% Series B Senior Subordinated Notes.

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

The liquidator is responsible for selling the assets and paying off the debts of SAS. As a result of the cost of laying-off all employees, the value of the SAS assets may not exceed its liabilities. There can be no assurance that Cerplex, Inc., as shareholder, will receive any liquidation proceeds. Accordingly, Cerplex, Inc. has written off its investment in SAS which totaled $6.2 million at July 20, 1999. The $6.2 million write-off was comprised of assets carried at $20.9 million, liabilities carried at $13.8 million and intercompany balances for SAS of $0.9 million. For the third quarter 1999 SAS had sales of $8.4 million and a net loss of $.7 million. These amounts are included in the accompanying 1999 condensed consolidated financial statements. There were no sales or operations by SAS during the nine months ended June 24, 2000.

NOTE H.  BUSINESS SEGMENT AND FOREIGN OPERTIONS

The Company currently operates in one industry segment, the outsourcing of services to the computer and electronics industry. The Company's operations outside the United States include a manufacturing facility in the United Kingdom.

For the quarter ended June 24, 2000, a single foreign customer accounted for approximately 39% of the Company's total revenue. Unit sales to such customer have been declining, and are expected to continue to do so.

Total foreign assets approximated $8.5 million at June 24, 2000; see Note J ("Sale of U.K. Real Estate") for additional information.

NOTE I.  GOODWILL IMPAIRMENT CHARGE

As discussed in Note A, the Group and Cerplex Inc are now operating under the protection of the Court. If approved by the Court, the Company proposes to sell a significant portion of certain operating assets as described in Note J;.additional asset sales may be necessary to finance the Company's remaining operations. The Company has a history of substantial operating losses, and had a stockholders deficit (approximately $72.4 million before the adjustment described below) and negative working capital at June 24, 2000.

Based on the matters discussed in the preceding paragraph and the possibility that the Company will not succeed in reorganizing under the federal bankruptcy laws, management has determined that goodwill was impaired as of June 24, 2000. Accordingly, the $9.1 million carrying amount of such asset was written off in the quarter ended June 24, 2000.

NOTE J.  SUBSEQUENT EVENTS

Major subsequent events other than the Company's bankruptcy filing (which is described in Note A) are as follows:

Sale of U.S. Repair Assets

Since January 2000 the Company has been engaged in a process to sell selected assets of its subsidiary. On July 16, 2000, the Company entered into a definitive agreement with a subsidiary of Teleplan International, N.V. ("Teleplan") for the sale of assets and customer accounts of its three domestic repair operations as well as the technical support call center operations.
During  the  course of due  diligence,  Teleplan  made  loans to  Cerplex,  Inc.
totaling approximately $.3 million which will be forgiven as part of the purchase, if approved by the Court. In addition to this debt forgiveness, the purchase consideration consists of cash and the assumption of certain trade supplier liabilities as well as assumption of lease obligations for Cerplex facilities located in Livermore, California, Louisville, Kentucky and Tewksbury, Massachusetts.

Sale of asset will be an essential component of a plan of reorganization because the Company lacks sufficient resources to fund the ongoing operations as currently constituted.Net proceeds from the sale are expected to approximate $4.2 million cash plus the assumption of selected liabilities (as of the date the Court approves the proposed transaction) owed to trade creditors which are associated with the assets sold. Cash proceeds from the sale will be used first to repay all indebtedness owed to Congress, both under the Congress Line of Credit and under the DIP Agreement. After such repayment, the lending arrangements with Congress will cease. The Company has no other bank lending facilities available to finance working capital requirements. The Company is attempting to obtain a bank lending arrangement that would replace the credit facilities from Congress. Obtaining adequate financing and approval to use part of the proceeds from the asset sale described above are both important elements of the Company's reorganization plans. Without working capital funding from these sources, the Company will be unable to continue operation. The Company continues to experience losses and it is uncertain whether the Company will be successful in reducing expenses and increasing revenues sufficiently to become profitable. Accordingly, additional asset sales (all of which are subject to approval by the Court) may be necessary to generate additional cash and eliminate unprofitable operations.

Sale of U.K. Real Estate

On June 30, 2000 Cerplex Ltd. completed a sale of the land and building it owned in connection with its repair operations in Enfield, England. The sale to Easter Development contemplated a leaseback of part of the property sold. See Note F for additional information.

Future Financial Reporting While in Chapter XI Proceedings

Effective with the fourth quarter of fiscal 2000, accounting principles generally accepted in the United States will require that the Company's financial statements be prepared in accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," hereinafter referred to as "SOP 90-7"). The principal financial statement requirements of SOP 90-7 for entities in Chapter XI bankruptcy proceedings with the expectation of reorganizing are as follows:

o             Balance sheet:  Distinguish between pre-petition  liabilities that
              are  and  are  not  subject  to  compromise,   and   post-petition
              liabilities.

o Statement of operation: Revenues, expenses, gains and losses resulting from the reorganization/restructuring are separately reported as "reorganization items," except for discontinued operations and extraordinary items.

Certain additional disclosures including (1) claims not subject to reasonable estimation of the amount to be allowed, (2) the principal categories of claims subject to compromise, and (3) any significant difference between reported interest expense and stated contractual interest are also required by SOP 90-7.

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

As of April 30, 1998 following the merger of Cerplex and Aurora Electronics, Inc., the Company recorded an excess of purchase price over net assets acquired totaling approximately $40.6 million. Since that time, the Company has closed and consolidated several of its operations, exited certain lines of business and has revised its estimates for expected future cash flows from continuing operations. Based on these estimates and the goodwill ascribed to closed and discontinued operations, the Company determined, in the quarter ended June 30, 1999, that an impairment charge of approximately $18.4 million was necessary. The carrying value of goodwill as of June 30, 1999, after the impairment charge, was approximately $9.7 million. The blended average life of the goodwill attributable to all operations originally acquired was five years. Based on certain recent events including the Company's bankruptcy status as described below, management determined that it was appropriate to write off the remaining goodwill of approximately $9.1 million during the quarter ended June 24, 2000.

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

The primary factors affecting the Company's repair business include, but are not limited to, the pricing of the Company's services and the utilization of the Company's resources that constitute fixed costs. Pricing in the Company's industry is very competitive and price discounting could adversely affect the Company's operating results. In addition, the Company has made a significant investment in facilities, equipment and personnel. While the Company's facilities have the capability of generating significantly more repair services volume than current levels, the Company has, due to a variety of factors, experienced decreasing revenues which have resulted in significant operating losses. In particular, BT and Rank Xerox constituted Old Cerplex's and the Company's largest customers in the last fiscal year. Revenues from BT have declined from fiscal 1997 through the third quarter of fiscal 2000 on a pro forma basis and, with the liquidation of SAS in 1999, the Company generated no revenues from Rank Xerox during the third quarter of fiscal 2000. As a result of the liquidation of SAS the contract with Rank Xerox has been terminated, and there can be no assurance that revenues from BT or other customers will not decline in the future.

On June 20, 2000 an involuntary Chapter XI bankruptcy petition was filed by certain creditors of The Cerplex Group, Inc. ("Group"). Group consented to the involuntary filing on July 11, 2000. At the time, Group's subsidiary, Cerplex, Inc. and its subsidiary, Cerplex Ltd. were not in bankruptcy or subject to any such proceedings. On July 27, 2000, Cerplex, Inc filed a voluntary petition for protection under Chapter XI of the U.S. Bankruptcy Code (the "Code"). An Order for Relief was issued by the United States Bankruptcy Court for the District of Delaware (the "Court") in the Group case on July 26, 2000 and on July 27, 2000 in the Cerplex, Inc. case. Under Chapter XI of the Code, both Group and Cerplex, Inc. (collectively, the "Company") are considered debtors-in-possession of the assets. As debtors-in-possession ("DIP"), management of the Company continues to operate the business under the supervision of the Court and, among other things, is granted a 120 day exclusive right to propose a plan of reorganization. In accordance with the provisions of the Code, an automatic stay provides that creditors of the Company are prevented from seeking repayment of pre-petition debts. Additionally, the Company must, unless otherwise approved by the Court, refrain from payment of pre-petition indebtedness. The Company has arranged for a DIP credit facility through Congress by entering into a Ratification and Amendment Agreement ("DIP Agreement") to finance its working capital needs while in bankruptcy. On July 28, 2000, the Court approved the DIP Agreement and a process for the sale of assets by the Company.

During the nine months ended June 24, 2000, the Company was in default under several of its senior and subordinated debt obligations. With regard to the Congress Line of Credit and the WCAS Senior Secured Notes (collectively, "Senior Securities"), defaults exist due to, among other reasons, failure to maintain minimum required adjusted net worth and a cross-default arising from the default which occurred under the Company's 7 3/4% Convertible Subordinated Debentures (the "Debentures"). On April 17, 2000, pursuant to the Debentures, the Company was required to make a sinking fund payment of principal of approximately $1.8 million and a payment of accrued interest of approximately $0.4 million. The failure to make the sinking fund payment resulted in a default under the terms of the Indenture governing such indebtedness. The Company has been advised by the Indenture Trustee that the entire amount of the indebtedness outstanding under the Debentures is now due and payable. The Company also failed to pay semi-annual interest of approximately $.02 million due pursuant to the 10% Senior Subordinated Notes due on June 30, 2000. Failure to make such payments and the bankruptcy proceedings caused defaults under the 10% Senior Subordinated

Notes. At June 24, 2000, the total indebtedness owed pursuant to the WCAS Senior Secured Notes and Congress Line of Credit was approximately $26.8 million and $2.6 million, respectively. At June 24, 2000, the total indebtedness owed pursuant to the Debentures and the 10% Senior Subordinated Notes was approximately $11.1 million and $0.4 million, respectively.

COMPARATIVE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 24, 2000 AND JUNE 30, 1999

Net revenues for the third quarter of fiscal 2000 were $9.1 million, as compared to $23.9 million in net revenues for the corresponding quarter in the prior fiscal year. The Company's decrease in revenues was due principally to the impact of the deconsolidation of the SAS operation. SAS revenues were approximately $8.4 million in the third quarter of fiscal 1999. There were no revenues reported from SAS in the third quarter of fiscal 2000. In addition, revenues generated by the Company's North American Repairs and Parts operations declined in the fiscal quarter ended June 24, 2000 to $4.6 million and $1.3 million, respectively from $9.2 million and $2.1 million in the comparable fiscal 1999 quarter. UK revenues during the third fiscal 2000 quarter were $3.2 million compared to $4.3 million in the same fiscal 1999 quarter. The Company had negative gross profit for the quarter ended June 24, 2000 of $.6 million (6.0% of net revenues), compared to a gross profit of $1.4 million (6% of net revenues) for the corresponding quarter of fiscal 1999. The decrease in gross profit was due primarily to gross profit declines in certain North American repair operations. Selling, general and administrative expenses for the third quarter of fiscal 2000 were $2.7 million (29.3% of net revenues), ascompared to $5.8 million (24.2% of net revenues) for the corresponding quarter in the prior fiscal year. SG&A expense reductions during the quarter ended June 24, 2000 were primarily attributable to the deconsolidation of SAS which generated approximately $1.1 million of SG&A expenses during the third fiscal quarter of 1999 and the reduction of expenses within the Company's North American operations. Amortization expense for the third quarter of fiscal 2000 was $0.3 million compared to $1.5 million for the corresponding quarter in the prior fiscal year. The decrease was due to a goodwill impairment charge incurred in the third fiscal 1999 quarter.

Net interest expense for the third quarter of fiscal 2000 was $1.0 million, or 11.1% of revenues, as compared to $1.6 million, or 6.7% of revenues, for the corresponding quarter in the prior fiscal year. The decrease in interest expense is due to the reduction of interest bearing debt that resulted from the financial restructuring that occurred on June 25, 1999 as described in the 1999 Annual report on Form 10-K of the Cerplex Group, Inc. As a result of such restructuring, approximately $58.6 million of indebtedness owed by the Company to WCAS was converted to Series B Preferred Stock which carries a 7% cumulative dividend.

Net loss applicable to common stockholders for the quarter was $15.2 million as compared to a net loss of $23.4 million for the corresponding quarter in the prior fiscal year.

COMPARATIVE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 24, 2000 AND JUNE 30, 1999

Net revenues for the first nine months of fiscal 2000 were $36.4 million, as compared to $77.4 million in net revenues for the corresponding period in the prior fiscal year. The Company's decrease in revenues was due principally to the impact of the deconsolidation of the SAS operation. SAS revenues were approximately $25.4 million in the first nine months of fiscal 1999. There were no revenues reported from SAS in the first nine months of fiscal 2000. In addition, revenues generated by the Company's North American Repairs and Parts operations declined in the first nine months of fiscal 2000 to $17.5 million and $6.0 million, respectively. The Company had negative gross profit for the first nine months of fiscal 2000 of $1.3 million (3.5% of net revenues), compared to a gross profit of $2.4 million (3.1% of net revenues) for the corresponding period of fiscal 1999. The decrease in gross profit of $3.7 million from the first nine months of fiscal 1999 to the first nine months of fiscal 2000 primarily attributable to the Company's North American Repair operations. Selling, general and administrative expenses for the first nine months of fiscal 2000 were $10.2 million (28.1% of net revenues), as compared to $16.8 million (21.7% of net revenues) for the corresponding period in the prior fiscal year. SG&A expense reductions during the first nine months of fiscal 2000 were partially attributable to the deconsolidation of SAS which generated approximately $3.5 million of SG&A expenses during the first nine months of fiscal 1999 and the reduction of expenses within the Company's North American operations.

Amortization expense for the first nine months of fiscal 2000 was $0.6 million compared to $5.8 million for the corresponding period in the prior fiscal year. The decrease was due to a goodwill impairment charge incurred in the third fiscal 1999 quarter.

Net interest expense for the first nine months of fiscal 2000 was $2.8 million, or 7.8% of revenues, as compared to $5.8 million, or 7.4% of revenues, for the corresponding period in the prior fiscal year. The decrease in interest expense is due to the reduction of interest bearing debt that resulted from the financial restructuring that occurred on June 25, 1999 as described in the 1999 Annual report on Form 10-K of the Cerplex Group, Inc. As a result of such restructuring, approximately $58.6 million of indebtedness owed by the Company to WCAS was converted to Series B Preferred Stock which carries a 7% cumulative dividend.

Net loss applicable to common stockholders for the first nine months of fiscal 2000 was $28.2 million as compared to $39.4 million for the corresponding period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's inability to make payments of principal and interest that came due on April 17, 2000 pursuant to the Debentures caused a default thereunder and cross-defaults relating to the Company's Congress Line of Credit and the WCAS Senior Secured Notes. Such payments of principal and interest totaled approximately $1.8 million and $.4 million, respectively. Subsequently, the Company received notice from the indenture trustee accelerating the maturity of the entire amount owed under the Debentures. The total amount of principal indebtedness outstanding under the Debentures as of June 24, 2000 was $10.4 million. The failure by the Company to make payment of these obligations when due resulted in a filing on June 20, 2000 by a group of Debenture holders of an involuntary bankruptcy petition under Chapter XI of the Bankruptcy Code (case no. 00-2471). The Company consented to such petition on July 11, 2000. On July 27, 2000 Cerplex, Inc, a wholly-owned subsidiary of the Company, filed a voluntary petition under Chapter XI of the Bankruptcy Code (case no. 00-3172). Orders for Relief were issued by the Bankruptcy Court in these cases on July 26 and 27, respectively (collectively the "Bankruptcy Proceedings).

The Company also failed to make payment of semi-annual interest of approximately $.02 million due pursuant to the 10% Senior Subordinated Notes due on June 30, 2000. Failure to make such interest payment and the Bankruptcy Proceedings caused defaults under the 10% Senior Subordinated Notes.

The Company has arranged interim financing from Congress while operating pursuant to the Bankruptcy Proceedings. Such debtor-in-possession financing ("DIP Funding") is provided by Congress pursuant to a Ratification and Amendment Agreement between the Company and Congress ("DIP Agreement"). The DIP Agreement allows the Company to borrow additional amounts from Congress post-petition based on collateral as determined by the value of assets pledged to Congress as security for the Congress Line of Credit and the DIP Agreement. As of August 10, 2000 the Company owed to Congress approximately $2.1 million and $.8 million pursuant to the Congress Line of Credit and the DIP Agreement, respectively. Based upon existing collateral and formulas for calculating available borrowing, the Company may under certain circumstances borrow approximately an additional $.2 million from Congress.

The Company's primary requirements for capital continue to be directly related to its levels of accounts receivable and inventory. The Company's ability to provide financing that is adequate for such needs is directly related to its ability to borrow under the DIP Agreement and the ability to negotiate acceptable credit terms with supplier while engaged in Bankruptcy Proceedings. The Company had a working capital deficit of $48.8 million as of June 24, 2000 as compared to a working capital deficit of $36.5 million as of September 25, 1999. See Note A of Notes to Unaudited Condensed Consolidated Financial Statements -- "Current Financial Condition." There can be no assurance that sufficient financial resources will be available to meet the Company's financing requirements. The lack of adequate working capital financing and other factors, some of which the Company cannot control, may eventually result in an inability to continue to conduct its operations.

The Company remains highly leveraged, and has significant debt repayment obligations. As of August 10, 2000, the Company had approximately $41.5 million of indebtedness (including accrued interest) outstanding, which consisted of:
(i) $27.1 million indebtedness under the WCAS Senior Secured Notes; (ii) $0.4 million indebtedness under the Company's 10% Series B Senior Subordinated Notes;
(iii) $11.1 million indebtedness under the Company's Debentures; (iv) $2.1 million indebtedness under the Congress Line of Credit; and (v) $.8 million indebtedness outstanding under the DIP Agreement. In addition, the Company also had as of August 10, 2000, $21.6 million outstanding (par value only) of its mandatorily redeemable 7% Convertible Preferred Stock. Set forth below is a summary of the terms of such indebtedness, as well as redemption and other obligations of the Company's outstanding preferred stock.

During the nine months ended June 24, 2000, the Company was in default under several of its senior and subordinated debt obligations. With regard to the Congress Line of Credit and the WCAS Senior Secured Notes (collectively, "Senior Securities"), defaults exist due to, among other reasons, failure to maintain minimum required adjusted net worth and a cross-default arising from the default which occurred under the Company's Debentures. On April 17, 2000, pursuant to the Debentures, the Company was required to make a sinking fund payment of principal of approximately $1.8 million and a payment of accrued interest of approximately $0.4 million. The failure to make the sinking fund payment resulted in a default under the terms of the Indenture governing such indebtedness. The Company has been advised by the Indenture Trustee that maturity is accelerated and all amounts under the Debenture are due and payable. Defaults existing under the Debentures caused a cross default under the
Company's 10% Senior Subordinated Notes. At June 24, 2000, the total indebtedness owed pursuant to the WCAS Senior Secured Notes and Congress Line of Credit was approximately $26.8 million and $2.6 million, respectively. At August 10, 2000, the total indebtedness owed pursuant to the Debentures and the 10% Senior Subordinated Notes was approximately $11.2 million and $0.4 million, respectively. There can be no assurance that the Company will be able to obtain default waivers from the holders of its Senior Securities, its Debentures or its 10% Senior Subordinated Notes. In the event that waivers are not obtained, holders of such securities have the right, among others, to accelerate maturity of such indebtedness. Such an event would have a material adverse effect on the Company's financial condition.

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

Burdale Line of Credit.

On December 15, 1999, Cerplex, Ltd. closed the Burdale Loans with Burdale, an affiliate of Congress. The Burdale Loans consisted of a line of credit which matures in February 2001 and provide for advances to Cerplex Ltd. up to $2.9 million under a line of credit secured by accounts receivable. The Burdale Debenture provided for up to $3.5 million under a loan secured by real estate. The Burdale Debenture was used to repay the BT Notes and the line of credit was used to finance the working capital needs of Cerplex Ltd. On June 30, 2000, Cerplex, Ltd completed a sale of its real estate in Enfield, England. Proceeds from the sale totaled approximately $6.6 million, of which approximately $5.6 million was paid to Cerplex Ltd in cash net of tenant improvement allowances and rent security deposits held by the purchaser in connection with a real estate leaseback. From the net cash proceeds, Cerplex Ltd repaid amounts owed to Burdale pursuant to the Burdale Debenture (secured by real estate) and the Burdale Line of Credit (secured by accounts receivable). The Burdale Loan balances, repaid in full as of June 30, 2000, totaled approximately $3.0 million and $.3 million, respectively.

10% Series B Senior Subordinated Notes.

As of August 10, 2000, there was approximately $0.4 million principal amount outstanding of the Company's 10% Series B Senior Subordinated Notes. These notes were sold to certain public stockholders. The 10% Series B Senior Subordinated Notes are subordinate in right of payment to all bank debt and other senior indebtedness of Cerplex but rank senior to all outstanding subordinated indebtedness. The 10% Series B Senior Subordinated Notes are general, unsecured obligations of the Company and bear interest at 10% per annum, payable semi-annually in arrears in cash on June 30 and December 31 of each year, beginning on June 30, 1998. The 10% Series B Senior Subordinated Notes mature in three equal annual installments commencing on December 31, 2002. The 10% Series B Senior Subordinated Notes may be prepaid at any time at the option of the Company in whole or in part, upon not less than 20 or more than 60 days notice at the unpaid principal amount thereof plus accrued and unpaid interest.

7 3/4% Convertible Subordinated Debentures.

As of August 10, 2000, there was approximately $10.4 million principal amount outstanding of the Company's 7 3/4% Convertible Subordinated Debentures (the "Debentures"). The Debentures were originally scheduled to mature April 15, 2001 and are convertible into Common Stock of the Company at a conversion price, subject to adjustment in certain instances, of approximately $116.60 per share, and are redeemable at the option of the Company at face value plus accrued interest thereon. However, the Company did not make a required sinking fund payment of principal of approximately $1.8 million in April, 2000 on the Debentures causing a default. Subsequently, the Indenture Trustee, on behalf of the holders of the Debentures, accelerated the maturity. The Debentures bear interest at 7 3/4% payable in April and October of each year until repaid.

Other Debt

As of August 10, 2000, there was $0.3 million principal amount of other debt outstanding consisting of unsecured prepaid from Teleplan Holding Inc.

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

Chapter XI Bankruptcy Proceedings

On June 20, 2000 an involuntary Chapter XI bankruptcy petition was filed by a group of The Cerplex Group, Inc. ("Group") creditors. Group consented to the involuntary filing on July 11, 2000. At the time, Group's subsidiary, Cerplex, Inc. and its subsidiary, Cerplex Ltd. were not in bankruptcy or subject to a proceeding. Subsequently, on July 27, 2000, Cerplex, Inc filed a voluntary petition for protection under Chapter XI of the U.S. Bankruptcy Code (the "Code"). An Order for Relief was issued by the United States Bankruptcy Court for the District of Delaware (the "Court") in the Group case on July 26, 2000 and on July 27, 2000 in the Cerplex, Inc. case. Under Chapter XI of the Code, both Group and Cerplex, Inc. (collectively, the "Company") are considered debtors-in-possession of the assets. As debtors-in-possession ("DIP"), management of the Company continues to operate the business under the supervision of the Court and, among other things, is granted a 120 day exclusive right to propose a plan of reorganization. In accordance with the provisions of the Code, an automatic stay provides that creditors of the Company are prevented from seeking repayment of pre-petition debts. Additionally, the Company must, unless otherwise approved by the Court, refrain from payment of pre-petition indebtedness. The Company has arranged for a debtor-in-possession credit facility through Congress by entering into a Ratification and Amendment
Agreement ("DIP Agreement") to finance its working capital needs while in bankruptcy. The Court approved the DIP Agreement on July 28, 2000. However, there is no assurance that the Company will have adequate working capital financing to continue operations during the course of the bankruptcy proceeding. Furthermore, there can be no assurance that creditors and the Court will approve a plan of reorganization that will enable the Company to survive.

High Degree of Leverage; Future Capital Requirements

As of August 10, 2000, the Company had approximately $41.5 million principal (including accrued interest) of indebtedness outstanding, which consisted of:
(i) $27.1 million indebtedness under the WCAS Senior Secured Notes; (ii) $0.4 million indebtedness under the Company's 10% Series B Senior Subordinated Notes;
(iii) $11.1 million indebtedness under the

Company's Debentures; (iv) $2.1 million indebtedness under the Congress Line of Credit; (v) $.8 million indebtedness outstanding under the DIP Agreement. In addition, the Company also had as of August 10, 2000, $21.6 million outstanding (par value only) of its mandatorily redeemable 7% Convertible Preferred Stock. Set forth below is a summary of the terms of such indebtedness, as well as redemption and other obligations of the Company's outstanding preferred stock. It is anticipated that the Company's cash from operations will not be sufficient to enable it to meet all debt service and preferred stock redemption requirements, and the Company will be required to obtain additional funds through equity or debt financing in order to reorganize its operations and continue operations.

LOSSES AND  ACCUMULATED  DEFICIT

For the quarter ended June 24, 2000, the Company reported a net loss of $12.5 million and an operating loss of $12.8 million. As of June 24, 2000, the Company has a stockholders' deficit of $72.4 million. The Company is expecting to experience losses for the foreseeable future, and will require additional funding. Continued losses and/or the failure to obtain such additional funding could materially and adversely affect the business and financial condition of the Company and the value of, and the market for, the Company's equity and debt securities.

Control by WCAS

WCAS owns approximately 69% of the Company's voting capital stock, which consists of outstanding Common Stock, and shares of the Company's 7% Convertible Preferred Stock (which give the holders thereof the right to vote on all matters on which the holders of Common Stock are entitled to vote, as if the 7%
Convertible Preferred Stock had been converted to Common Stock). As a result, WCAS is able to control all matters requiring approval by the Company's stockholders, including the election of directors. The Company's Board of Directors has the authority to issue additional shares of preferred stock in one or more series and fix the rights, preferences, privileges and restrictions granted to or imposed upon any such shares of preferred stock. The issuance of such preferred stock may adversely affect voting and dividend rights, rights upon liquidation and other rights of holders of the Company's Common Stock and may result in immediate and substantial dilution to the holders of the Common Stock. The issuance of such preferred stock and the control by WCAS of the Company may also have the effect of delaying, deferring or preventing a change in control of the Company.

Dependence on Key Customers

For the quarter ended June 24, 2000, BT accounted for approximately 39% of the Company's revenues. These revenues were almost entirely attributable to the business of Old Cerplex. There can be no assurance that this customer will not terminate any or all of their arrangements with the Company, significantly change, reduce or delay the amount of services ordered from the Company, or significantly change the terms upon which the Company and this customer do business. Any such termination, change, reduction, or delay could have a material adverse effect on the Company's business. Unit volumes from BT have been declining and are expected to continue to decline due to, among other things, product evolution. The future success of the Company's European operations is dependent upon replacing these declining volumes with new revenue from either this customer or new customers. There can be no assurance that the Company will be able to replace this declining volume with sales to either this or new customers.

Competition

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

Reliance on International  Sales

For the quarter ended June 24, 2000, approximately 35% of the Company's sales were outside of North America. There can be no assurance that the Company will continue to be able to successfully market, sell, and deliver its products and services in these markets. In addition to the uncertainty as to the Company's ability to maintain or expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, severance and other costs associated with work force reductions, fluctuations in currency exchange rates, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the Company's business, operating results and financial condition.

Reliance on Short Term  Purchase  Orders and  Contracts

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

Dependence on the Electronics and Computer  Industry

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

Limited  Trading  Market and Possible  Volatility of Stock Price

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

Shares Available for Future Sale

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

         Of the Company's $41.5 million principal amount of indebtedness at August 10, 2000, $26.8 million principal amount of such debt (which represents total principal indebtedness under the WCAS Senior Secured Notes) bears interest at a rate that fluctuates based on changes in the LIBOR rate. A 1% change in the underlying LIBOR rate would result in $262 change in the annual amount of interest payable on such debt.

         The Company's oversees subsidiary operates in England. Both the trade receivables and the trade payables for this unit are denominated in the local currency. The balance as of June 24, 2000 was $0.4 million. The Company does not hedge these balances. See Note O to the Consolidated Financial Statements -- "Business Segment and Foreign Operations" in the Company's 1999 annual report on Form 10-K.

                             THE CERPLEX GROUP, INC.

                                     PART II

                                OTHER INFORMATION

                                       21

THE CERPLEX GROUP, INC.

ITEM 1.   LEGAL PROCEEDINGS

          The Company has been operating as a debtor-in-possession under Chapter XI of the Bankruptcy Code since July 27,2000. In October of 1999, a French court ordered the liquidation of SAS, which has since discontinued its operations.

          See the  "Overview"  section of Item 2 in Part I of this  filing for a
          detailed   discussion  of  the  matters  described  in  the  preceding paragraph.

ITEM 2.   CHANGES IN SECURITIES

          Inapplicable.

ITEM 3.   Defaults Upon Senior and Subordinated Securities

          During the nine months ended June 24, 2000, the Company was in default under several of its senior and subordinated debt obligations. With regard to the Congress Line of Credit and the WCAS Senior Secured Notes (collectively, "Senior Securities"), defaults exist due to, among other reasons, failure to maintain minimum required adjusted net worth and a cross-default arising from the default which occurred under the Company's 7 3/4% Convertible Subordinated Debentures. On April 17, 2000, pursuant to the 7 3/4% Convertible Subordinated Debentures, the Company was required to make a sinking fund payment of principal of approximately $1.8 million and a payment of accrued interest of approximately $0.4 million. The failure to make the sinking fund payment resulted in a default under the terms of the Indenture governing such indebtedness. The Company has been advised by the Indenture Trustee that, pending further discussions regarding the default, it will forbear actions and remedies which may be available to holders under the indenture provided the Company refrains from making payments other than in the ordinary course of business. At June 24, 2000, the total indebtedness owned pursuant to the WCAS Senior Secured Notes and Congress Line of Credit was approximately $26.8 million and $2.6 million, respectively. At August 10, 2000, the total indebtedness owed pursuant to the 7 3/4% Convertible Subordinated Debentures and the 10% Senior Subordinated Notes was approximately $11.1 million and $0.4 million, respectively.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At an Annual Meeting of Stockholders on April 5, 2000, holders of a majority of the capital stock of the Company entitled to vote approved the following matters:

     1. Ratification of KPMG LLP as the Company's Independent Accountants

     2. Election of Larry McTavish, Richard H. Stowe, Thomas E. McInerney and Bruce K. Anderson as the Directors of the Company.


ITEM 5.   OTHER INFORMATION

          Following the end of the third fiscal 2000, Thomas E. McInerney, Richard H. Stowe and Bruce K. Anderson resigned from group's board of director.


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

Date: August 14, 2000

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

*11        Computation of Per Share Earnings.

*27        Financial Data Schedule - Article 5 of Regulation S-X.

-----------
* Filed herewith.



      EX-11
          2

             EXHIBIT 11

                             THE CERPLEX GROUP, INC.
                        COMPUTATION OF PER SHARE EARNINGS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          NINE MONTHS ENDED
                                               --------------------------------------
                                                JUNE  24,                 JUNE  30,
                                                   2000                      1999
                                               ------------              ------------
Net loss available to common stockholder

ADJUSTED NUMBER OF COMMON SHARES                $(28,196)                 $(39,379)
                                                 =======                   =======
Weighted average shares outstanding                7,270                     7,322

Net loss per common shares                       $ (3.88)                  $ (5.38)
                                                 =======                   =======